Form 10-Q
period 1994-09-30
BALCOR EQUITY PENSION INVESTORS IV
filed 1994-11-14
CIK 796805

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 0-15648
                       -------


                     BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Illinois                                      36-3447130
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                     BALCOR EQUITY PENSION INVESTORS-IV
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                                BALANCE SHEETS
                  September 30, 1994 and December 31, 1993
                                 (Unaudited)

                                    ASSETS


                                              1994             1993
                                         --------------   --------------

Cash and cash equivalents                $   2,943,835    $   2,733,081
Accounts and accrued interest receivable       251,825          911,277
Deferred expenses, net of accumulated
  amortization of $2,794 in 1994                53,090
                                         --------------   --------------
                                             3,248,750        3,644,358
                                         --------------   --------------
Investment in real estate:
  Land                                       6,958,341        6,958,341
  Buildings and improvements                24,248,600       24,248,600
                                         --------------   --------------
                                            31,206,941       31,206,941
  Less accumulated depreciation              8,161,928        7,555,891
                                         --------------   --------------
Investment in real estate, net of
  accumulated depreciation                  23,045,013       23,651,050
                                         --------------   --------------
Investment in joint venture
  with affiliates                            1,438,933        1,414,033
                                         --------------   --------------
                                         $  27,732,696    $  28,709,441
                                         ==============   ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $      24,586    $      39,144
Due to affiliates                               82,127           32,433
Accrued liabilities, principally
  real estate taxes                            918,204          936,173
Security deposits                              118,576          115,737
                                         --------------   --------------
    Total liabilities                        1,143,493        1,123,487

Partners' capital (185,486 Limited
  Partnership Interests issued and
  outstanding)                              26,589,203       27,585,954
                                         --------------   --------------
                                         $  27,732,696    $  28,709,441
                                         ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS-IV
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
            for the nine months ended September 30, 1994 and 1993
                                 (Unaudited)


                                              1994             1993
                                         --------------   --------------
Income:
  Rental                                 $   2,722,341    $   2,647,244
  Service                                      635,803          336,077
  Interest on short-term investments            93,137           67,730
                                         --------------   --------------
      Total income                           3,451,281        3,051,051
                                         --------------   --------------

Expenses:
  Depreciation                                 606,037          606,037
  Property operating                           865,239          684,729
  Real estate taxes                            935,987          904,849
  Property management fees                     229,018          164,271
  Administrative                               253,977          194,216
                                         --------------   --------------
      Total expenses                         2,890,258        2,554,102
                                         --------------   --------------
Income before participation in income of
  joint venture with affiliates                561,023          496,949
Participation in income of joint venture
  with affiliates                               24,900          192,546
                                         --------------   --------------
Net income                               $     585,923    $     689,495
                                         ==============   ==============
Net income allocated to General Partner  $     117,503    $     124,143
                                         ==============   ==============
Net income allocated to Limited Partners $     468,420    $     565,352
                                         ==============   ==============
Net income per Limited Partnership
  Interest (185,486 issued and
  outstanding)                           $        2.53    $        3.05
                                         ==============   ==============
Distributions to General Partner         $     158,268    $     154,730
                                         ==============   ==============
Distributions to Limited Partners        $   1,424,406    $   1,392,570
                                         ==============   ==============
Distributions per Limited Partnership
  Interest:

    Taxable                              $        8.52    $        7.58
                                         ==============   ==============
    Tax-exempt                           $        7.59    $        7.50
                                         ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS-IV
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1994 and 1993
                                 (Unaudited)

                                              1994             1993
                                         --------------   --------------
Income:
  Rental                                 $     920,725    $     887,919
  Service                                      111,496          110,787
  Interest on short-term investments            35,335           20,524
                                         --------------   --------------
      Total income                           1,067,556        1,019,230
                                         --------------   --------------

Expenses:
  Depreciation                                 202,013          202,013
  Property operating                           248,130          257,883
  Real estate taxes                            367,371          337,915
  Property management fees                      68,193           52,347
  Administrative                                79,430           54,108
                                         --------------   --------------
      Total expenses                           965,137          904,266
                                         --------------   --------------
Income before participation in loss of
  joint venture with affiliates                102,419          114,964
Participation in (loss) income of joint
  venture with affiliates                         (389)         139,669
                                         --------------   --------------
Net income                               $     102,030    $     254,633
                                         ==============   ==============
Net income allocated to General Partner  $      28,510    $      43,861
                                         ==============   ==============
Net income allocated to Limited Partners $      73,520    $     210,772
                                         ==============   ==============
Net income per Limited Partnership
  Interest (185,486 issued and
  outstanding)                           $        0.40    $        1.14
                                         ==============   ==============
Distribution to General Partner          $      52,672    $      51,643
                                         ==============   ==============
Distribution to Limited Partners         $     474,047    $     464,784
                                         ==============   ==============
Distribution per Limited Partnership
  Interest:

    Taxable                              $        3.08    $        2.56
                                         ==============   ==============
    Tax-exempt                           $        2.50    $        2.50
                                         ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS-IV
                      A REAL ESTATE LIMITED PARTNERSHIP
                      (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
           for the nine months ended September 30, 1994 and 1993
                                 (Unaudited)



                                              1994             1993
                                         --------------   --------------
Operating activities:
  Net income                             $     585,923    $     689,495
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Participation in income (loss) of
        joint venture with affiliates          (24,900)          37,514
      Depreciation of properties               606,037          606,037
      Amortization of deferred expenses          2,794
      Net change in:
        Accounts and accrued interest
          receivable                           659,452          434,666
        Accounts payable                       (14,558)         (17,803)
        Due to affiliates                       49,694              895
        Accrued liabilities                    (17,969)         (31,324)
        Security deposits                        2,839            3,287
                                         --------------   --------------
  Net cash provided by operating
    activities                               1,849,312        1,722,767
                                         --------------   --------------

Financing activities:
  Distributions to Limited Partners         (1,424,406)      (1,392,570)
  Distributions to General Partner            (158,268)        (154,730)
  Payment of deferred expenses                 (55,884)
                                         --------------   --------------
  Net cash used in financing activities     (1,638,558)      (1,547,300)
                                         --------------   --------------

Net change in cash and cash equivalents        210,754          175,467
Cash and cash equivalents at beginning
  of period                                  2,733,081        2,843,637
                                         --------------   --------------
Cash and cash equivalents at end
  of period                              $   2,943,835    $   3,019,104
                                         ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) Several reclassifications have been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. These reclassifications have not changed the 1993 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

(b) Deferred expenses consist of leasing commissions paid to outside brokers which are amortized over the term of the lease to which they apply.

2.  Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1994 are:

                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------  --------    ---------

    Property management fees           $222,509   $64,795      $23,179
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       38,308    23,091       17,001
        Data processing                   8,160     7,048       19,405
        Investor communications          15,152    10,094        7,251
        Legal                             3,151     2,099        1,508
        Portfolio management             19,847    13,222        9,498
        Other                             8,952     5,963        4,285

3.  Subsequent Event:

In November 1994, the Partnership made a distribution of $468,367 ($2.76 per Taxable Interest and $2.50 per Tax-exempt Interest) to the holders of Limited Partnership Interests, representing the quarterly distribution for the third quarter of 1994.

                       BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1986 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $46,371,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund a participating share of an acquisition loan and acquire two real property investments. The Partnership reclassified its investment in the loan to an investment in joint venture with affiliates. As of September 30, 1994, the Partnership continues to operate its two properties and owns a minority interest in the joint venture.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

A decline in rental rates at the 45 West 45th Street Office Building in 1994 resulted in a decrease in participation in income of joint venture with affiliates, which was the primary reason for the decrease in net income during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. This decrease was partially offset by improved property operations at the Gleneagles Apartments and Evanston Plaza Shopping Center. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- - ---------------------

Increased real estate tax and common area maintenance reimbursements from tenants at the Evanston Plaza Shopping Center resulted in higher service income for the nine months ended September 30, 1994 as compared to the same period in 1993. Property management fees, which are earned as a percentage of rental and service income collected, also increased for this period.

As a result of higher average cash balances available for investment, interest income on short-term investments increased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

The Partnership reclassified its investment in the loan collateralized by the 45 West 45th Street Office Building to an investment in joint venture with affiliates and recognized a participation in income of joint venture with affiliates. This represents the Partnership's share of the property's operations as well as the amortization of the remaining balance of the loan application and processing fees which related to the loan.

Increased painting and carpet replacement costs at the Gleneagles Apartments, and increased snow removal and tenant expenditures at the Evanston Plaza Shopping Center resulted in increased property operating expenses during the nine months ended September 30, 1994 as compared to the same period in 1993.

As a result of higher accounting, portfolio management and data processing costs, administrative expenses increased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

Liquidity and Capital Resources
- - -------------------------------

The cash or near cash position of the Partnership at September 30, 1994 increased when compared to December 31, 1993. The Partnership generated cash flow from the operations of its properties and short-term investments, which was partially offset by the payment of administrative expenses. The Partnership's financing activities consisted of distributions to the Limited Partners and the General Partner, as well as the payment of leasing commissions at the Evanston Plaza Shopping Center. The Partnership's cash or near cash position fluctuates during each quarter, initially decreasing with the payment of Partnership distributions for the previous quarter, and then gradually increasing each month as property operating income is received.

The Partnership and three affiliates (the "Participants") funded a $23,000,000 mortgage loan collateralized by the 45 West 45th Street Office Building in New York, New York. The Partnership funded $3,500,000 of the loan amount for a participating percentage of approximately 15.22%. In September 1991, the loan was placed in default. In October 1994, the Participants filed consensual foreclosure proceedings against the borrower. The Participants expect to obtain title to the property in 1995. See Part II Item 1. Legal Proceedings for additional information.

In November 1994, the Partnership made a cash distribution of $468,367 ($2.76 per Taxable Interest and $2.50 per Tax-exempt Interest) to Limited Partners, representing the quarterly distribution for the third quarter of 1994. The level of this distribution was consistent with the amount distributed to both Taxable and Tax-exempt Limited Partners for the second quarter of 1994. It should be noted that distributions to Taxable Limited Partners and Tax-exempt Limited Partners are computed by different formulas as set forth in the Prospectus; therefore, the amount of distributions to Taxable Limited Partners when compared to the amount of distributions to Tax-exempt Limited Partners will fluctuate from quarter to quarter. The General Partner expects that the cash flow from property operations and its investment in joint venture with affiliates should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future distributions will be dependent on the amount of cash flow generated from these investments, as to which there can be no assurances.

During the nine months ended September 30, 1994, the General Partner, on behalf of the Partnership, used amounts placed in the Repurchase Fund to repurchase approximately 277 Interests from Limited Partners at a total cost of $50,776.

On November 4, 1994, The Balcor Company completed the sale of the assets of Allegiance Realty Group, Inc. to an unaffiliated company, Insignia Allegiance Management, Inc. ("Insignia"), which is based in Greenville, South Carolina. As a result of this transaction, Insignia has assumed the management of the Partnership's properties. This transaction is not expected to result in any material change to the property management fees paid by the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

                       BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings
- - -------------------------

45 West 45th Street Office Building
- - -----------------------------------

As previously reported the Partnership and three affiliates (together, the "Participants") funded a $23,000,000 mortgage loan collateralized by the 45 West 45th Street Office Building. The Partnership funded $3,500,000 of the loan for a participating percentage of 15.22%. The loan was placed in default and, after negotiations between the Participants and the borrower failed, on October 7, 1994, the Participants filed foreclosure proceedings against the borrower in the Supreme Court of the State of New York, City of New York, Balcor Mortgage Advisors, Inc. vs. 45 W. 45th Street Associates (Case No.:
128631/94). The borrower has agreed not to contest the case. The Participants expect to obtain title to the property in 1995.

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a) Exhibits:

(4) Form of Subscription Agreement set forth as Exhibit 4.1 to Amendment No. 1 to Registrant's Registration Statement on Form S-11 dated November 28, 1986 (Registration No. 33-7133) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-15648) are incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR EQUITY PENSION INVESTORS-IV
                              A REAL ESTATE LIMITED PARTNERSHIP



                              By: /s/Thomas E. Meador
                                  ------------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Equity Partners-IV, the General Partner



                              By: /s/Allan Wood
                                  ------------------------------
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  Equity Partners-IV, the General Partner


Date: November 14, 1994
      -----------------------