Form 10-K
BALCOR EQUITY PENSION INVESTORS IV
filed 1995-03-30
CIK 796805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 0-15648
                       -------

                       BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Illinois                                      36-3447130
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

Balcor Plaza
4849 Golf Road, Skokie, Illinois                         60077-9894
----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1. Business
----------------

Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1986 under the laws of the State of Illinois. The Registrant raised $46,371,500 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of the operation of income-producing real property, and all financial information included in this report relates to this industry segment.

The Registrant originally funded one acquisition loan and acquired two real property investments. The Registrant has two properties and an investment in joint venture with affiliates in its portfolio as of December 31, 1994. See
Item 2. Properties for additional information. The Partnership Agreement generally provides that the proceeds of any sale, refinancing or other disposition of properties will not be reinvested, but will be distributed to the extent not required to meet the Registrant's cash requirements.

In February 1995, the Registrant and three affiliates acquired title to the 45 West 45th Street Office Building through foreclosure. See Item 3. Legal Proceedings for additional information.

Retail property performance was buoyed by increasing sales in 1994, reversing the trend from the early 1990s. Interest rate sensitive sectors - automotive, home improvement, and home furnishing related goods - have led the retail industry recovery while other sectors, such as apparel, continue to languish. The outlook for 1995 will depend on the reaction of consumers to rising interest rates. With consumers financing the bulk of their purchases, retail sales levels are particularly sensitive to rising interest rates, which may increase again in 1995 if economic growth continues at its current pace. The emergence of different retailing strategies, such as discount stores, power centers, superstores, catalogs and other forms of home shopping, will continue to challenge the retail property sector.

During 1994, institutionally owned and managed multi-family residential properties in many markets continued to experience favorable operating conditions combined with relatively low levels of new construction. These favorable operating conditions were supported by the strong pattern of national economic growth which contributed to job growth and rising income levels in most local economies. However, some rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. Both of the Registrant's properties generated positive cash flow during 1994.

Historically, real estate investments have experienced the same cyclical characteristics affecting most other types of long-term investments. While real estate values have generally risen over time, the cyclical character of real estate investments, together with local, regional and national market conditions, has resulted in periodic devaluations of real estate in particular markets, as has been experienced in the last few years. As a result of these factors, it has become necessary for the Registrant to retain ownership of its properties for longer than the holding period for the assets originally described in the Prospectus. The General Partner examines the operations of each property and each local market in conjunction with the Registrant's long-term dissolution strategy when determining the optimal time to sell each of the Registrant's properties.

The Registrant, by virtue of its ownership of real estate, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Equity Partners-IV, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

As of December 31, 1994, the Registrant owns the two properties described below:

Location                      Description of Property
--------                      -----------------------

Evanston, Illinois            Evanston Plaza Shopping Center: a neighborhood
                              shopping center containing approximately 170,000 square feet located on approximately 13 acres.

Dade County, Florida          Gleneagles Apartments: a 292-unit apartment
                              complex located on approximately 14 acres.

The Registrant also holds a minority joint venture interest with affiliates in the 45 West 45th Street Office Building in New York, New York.

See Notes to Financial Statements for other information regarding real property investments.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

Item 3. Legal Proceedings
-------------------------

45 West 45th Street Office Building
-----------------------------------

In 1988 and 1989, the Registrant and three affiliates (together, the "Participants"), funded a $23,000,000 loan to 45 West 45th Street Associates collateralized by a first priority lien on the 45 West 45th Street Office Building, New York City, New York. The Registrant's share of the loan is $3,500,000, for a participating percentage of approximately 15%.

In 1991, the loan was placed in default due to the failure of the borrower to make payments due under the loan. After modification negotiations were unsuccessful, the borrower agreed to an uncontested foreclosure (Balcor Mortgage Advisors, Inc. vs. 45 W. 45th Street Associates, Supreme Court of the State of New York, City of New York Case No.: 128631/94). The Participants were the successful bidder at the foreclosure sale and, on February 2, 1995, a limited partnership in which each of the Participants holds an interest equal to its participating percentage in the loan obtained title to the property.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions, see Financial Statements, Statements of Partners' Capital and Item 7. Liquidity and Capital Resources, below.

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was 6,680.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------
Total income        $5,088,403 $ 4,602,316  $4,728,736  $4,603,781  $4,653,325
Net income (loss)    1,144,130     339,089     698,621  (1,923,708)    877,104
Net income (loss)
  per Limited
  Partnership
  Interests
  outstanding             5.14         .81        2.67      (11.28)       3.61
Total assets        28,010,591  28,709,441  30,454,887  31,846,219  35,754,484
Distributions
  per taxable
  Limited Partner-
  ship Interest          11.28       10.08       10.83        9.87        8.90
Distributions
  per tax-exempt
  Limited Partner-
  ship Interest          10.09       10.53       10.00       10.00        9.59

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Summary of Operations
---------------------

During 1993, Balcor Equity Pension Investors - IV A Real Estate Limited Partnership (the "Partnership") recognized a provision for a writedown on its investment in the 45 West 45th Street Office Building due to a determination that an impairment in the value of the property had occurred. As a result, net income increased during 1994 as compared to 1993, and decreased during 1993 as compared to 1992. Further discussion of the Partnership's operations is summarized below.

Operations
----------

1994 Compared to 1993
---------------------

Due to increased rental rates at the Gleneagles Apartments and Evanston Plaza Shopping Center, rental income increased during 1994 as compared to 1993.

Increased real estate tax and common area maintenance reimbursements from tenants at the Evanston Plaza Shopping Center resulted in higher service income during 1994 as compared to 1993. Property management fees, which are earned as a percentage of rental and service income collected, also increased for this period.

As a result of higher interest rates earned on short-term investments and higher average cash balances available for investment, interest income on short-term investments increased during 1994 as compared to 1993.

Due to increased insurance and payroll costs at both the Gleneagles Apartments and Evanston Plaza Shopping Center, property operating expenses increased during 1994 as compared to 1993.

Increased expenditures for roof repairs, painting and appliances at the Gleneagles Apartments resulted in an increase in maintenance and repairs expenses during 1994 as compared to 1993.

As a result of higher accounting, legal and portfolio management fees, administrative expenses increased during 1994 as compared to 1993.

The Partnership recognized a provision for a writedown of $900,000 during 1993 due to a determination that an impairment in the value of the 45 West 45th Street Office Building had occurred. No provision was recognized in 1994. As a result, the Partnership recognized participation in income of joint venture with affiliates during 1994 as compared to participation in loss during 1993.

1993 Compared to 1992
---------------------

Rental rates increased at the Gleneagles Apartments due to improved market conditions where the property is located. As a result, rental income increased during 1993 as compared to 1992.

Lower interest rates earned on short-term investments and lower average funds available for investment resulted in a decrease in interest income on short-term investments during 1993 as compared to 1992.

Personal property at the Gleneagles Apartments became fully depreciated during the second quarter of 1992. As a result, depreciation expense decreased during 1993 as compared to 1992.

Increased expenditures for grounds maintenance were incurred at the Evanston Plaza Shopping Center during 1993. This was the primary reason for the increase in maintenance and repair expenses during 1993 as compared to 1992.

The property valuation assessment received from taxing authorities increased on the Evanston Plaza Shopping Center resulting in an increase in real estate taxes during 1993 as compared to 1992.

During 1993, the Partnership incurred higher accounting and portfolio management fees which resulted in an increase in administrative expenses during 1993 as compared to 1992.

The Partnership reclassified its investment in the 45 West 45th Street Office Building loan to an investment in joint venture with affiliates and recognized a participation in loss of joint venture with affiliates in 1993. This represents the Partnership's share of the property's operations as well as the amortization of loan application and processing fees which related to the loan. In addition, the Partnership recognized a provision for a writedown of $900,000 and $438,100 in 1993 and 1992, respectively, due to the determination that an impairment of the value of the property had occurred.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership at December 31, 1994 increased when compared to December 31, 1993. Operating activities included cash flow from the operations of the Partnership's properties and short-term investments, which were partially offset by the payment of administrative expenses. Financing activities consisted of distributions to the Partners and leasing commissions at the Evanston Plaza Shopping Center.

During 1994 and 1993, all of the Partnership's properties, including the property in which the Partnership holds a minority joint venture interest with affiliates, generated positive cash flow. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. As of December 31, 1994, the Gleneagles Apartments and Evanston Plaza Shopping Center had occupancy rates of 99% and 94%, respectively. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at both of the properties.

In September 1992, Phar Mor, a major tenant at the Evanston Plaza Shopping Center, filed for reorganization under the U.S. Bankruptcy Code. The Bankruptcy Court assigned Phar Mor's lease, with all the same terms, to Office Depot, a national office supply and equipment retailer, effective December 1994. Revenues related to this lease accounted for 11% of the Partnership's rental income in 1994.

The Partnership and three affiliates (the "Participants") funded a $23,000,000 first mortgage loan on the 45 West 45th Street Office Building. The Partnership funded $3,500,000 of the loan for a participating percentage of approximately 15%. In February 1995, the Participants received title to the property through foreclosure. The Partnership's investment in this loan was reclassified from loan in substantive foreclosure to an investment in joint venture with affiliates effective January 1993. It is the General Partner's opinion that the borrower had effectively surrendered control of the property. See Item 3. Legal Proceedings for additional information.

The Partnership made four distributions totaling $11.28 per Taxable Interest and $10.09 per Tax-exempt Interest during 1994 as compared to $10.08 per Taxable Interest and $10.53 per Tax-exempt Interest during 1993 and $10.83 per Taxable Interest and $10.00 per Tax-exempt Interest in 1992. See Statements of Partners' Capital for additional information. Average quarterly distributions to Limited Partners remained relatively unchanged during 1994 as compared to 1993 and during 1993 as compared to 1992. Including the January 1995 distribution, Limited Partners have received cumulative distributions of $73.80 per $250 Taxable Interest and $72.70 per $250 Tax-exempt Interest. It should be noted that distributions to Taxable Limited Partners and Tax-exempt Limited Partners are computed by different formulas as set forth in the Prospectus; therefore, the amount of distributions to Taxable Limited Partners when compared to the amount of distributions to Tax-exempt Limited Partners will fluctuate from quarter to quarter.

During 1994, the General Partner, on behalf of the Partnership, used amounts placed in the Repurchase Fund to repurchase 327 Interests from Limited Partners at a total cost of $59,561.

In February 1995, the Partnership made a cash distribution of $476,897 ($3.24 per Taxable Interest and $2.50 per Tax-exempt Interest) to Limited Partners, representing the quarterly distribution for the fourth quarter of 1994. In addition, during February 1995, the Partnership paid $39,740 to the General Partner as its share of the fourth quarter of 1994 distribution, and made a $13,247 contribution to the Repurchase Fund.

The General Partner expects that the cash flow from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future distributions will be dependent on the amount of cash flow generated from property operations as to which there can be no assurances.

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group, Inc., which has provided property management services to all of the Partnership's properties, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1994          December 31, 1993
                      -----------------------   -------------------------
                       Financial       Tax       Financial         Tax
                      Statements     Returns     Statements      Returns
                      ----------    ---------    ----------      -------

Total assets          $28,010,591  $42,181,782   $28,709,441  $42,874,087
Partners' capital
  accounts (deficit):
    General Partner      (109,380)     251,855       (90,704)     257,977
    Limited Partners   26,736,406   40,725,852    27,676,658   41,492,611
Net income:
    General Partner       191,630      204,184       188,500      219,649
    Limited Partners      952,500    1,125,994       150,589    1,135,987
    Per Limited Part-
      nership Interest       5.14           (A)          .81           (A)

(A) The net income is $5.94 per Tax-exempt Interest and $7.34 per Taxable Interest for 1994 and $6.16 per Tax-exempt Interest and $5.82 per Taxable Interest for 1993.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Equity Partners-IV, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:


     TITLE                              OFFICERS
     -----                              --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional

(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of Balcor Equity Partners - IV, the general partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 6 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entity is the sole Limited Partner which owns beneficially more than 5% of the outstanding Limited Partnership Interests of the
Registrant:

                               Name and        Amount and
                              Address of        Nature of    Percent
                              Beneficial       Beneficial       of
         Title of Class          Owner          Ownership     Class
         --------------       -----------      -----------  ---------
         Limited           Engineers Joint       12,780       6.89%
         Partnership       Pension Fund         Interests
         Interests         Syracuse, New York

(b) Balcor Equity Partners-IV and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:
                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited              2,073 Interests         1.12%
         Partnership
         Interests

Relatives and affiliates of the officers and partners of the General Partner own an additional twenty Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 6 of Notes to Financial Statements for additional information relating to transactions with affiliates.

See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K
------------------------------------------------------------------------

(a)
(1 & 2) See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement and Certificate of Limited Partnership of Balcor Equity Pension Investors-IV A Real Estate Limited Partnership, previously filed as Exhibit 3 to Amendment No. 1 dated November 28, 1986 to the Registrant's Registration Statement on Form S-11 (Registration No. 33-7133), is hereby incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1994.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedule: See Index to Financial Statements and Financial Statement Schedule attached hereto in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date: March 30, 1995
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
----------------------   ------------------------------------ ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Equity
 /s/Thomas E. Meador     Partners-IV, the General Partner    March 30, 1995
--------------------                                         --------------
  Thomas E. Meador
                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and Financial
                         Officer) of Balcor Equity
    /s/Allan Wood        Partners-IV, the General Partner    March 30, 1995
--------------------                                         --------------
     Allan Wood

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Capital, for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1994

Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                         REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Equity Pension Investors-IV
A Real Estate Limited Partnership:

We have audited the accompanying balance sheets of Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (An Illinois Limited Partnership) as of December 31, 1994 and 1993, and the related statements of partners' capital, income and expenses and cash flows for each of the three years in the period ended December 31, 1994. Our audits also include the financial statement schedule listed in the Index at Item 14(a). The financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (An Illinois Limited Partnership) at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.







                                   ERNST & YOUNG LLP


Chicago, Illinois
March 20, 1995

                       BALCOR EQUITY PENSION INVESTORS-IV
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                                  BALANCE SHEETS
                            December 31, 1994 and 1993



                                      ASSETS


                                                 1994            1993
                                            --------------  --------------

Cash and cash equivalents                   $   3,612,180   $   2,733,081
Accounts and accrued interest receivable           70,246         911,277
Deferred expenses, net of accumulated
  amortization of $4,191 in 1994                   51,693
                                            --------------  --------------
                                                3,734,119       3,644,358
                                            --------------  --------------

Investment in real estate:
  Land                                          6,958,341       6,958,341
  Buildings and improvements                   24,248,600      24,248,600
                                            --------------  --------------
                                               31,206,941      31,206,941
  Less accumulated depreciation                 8,363,940       7,555,891
                                            --------------  --------------
Investment in real estate, net of
  accumulated depreciation                     22,843,001      23,651,050
                                            --------------  --------------
Investment in joint venture with
  affiliates                                    1,433,471       1,414,033
                                            --------------  --------------
                                            $  28,010,591   $  28,709,441
                                            ==============  ==============


                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                            $      44,724   $      39,144
Due to affiliates                                  54,646          32,433
Accrued liabilities, principally real
  estate taxes                                  1,176,087         936,173
Security deposits                                 108,108         115,737
                                            --------------  --------------
    Total liabilities                           1,383,565       1,123,487

Partners' capital (185,486 Limited
  Partnership Interests issued and
  outstanding)                                 26,627,026      27,585,954
                                            --------------  --------------
                                            $  28,010,591   $  28,709,441
                                            ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-IV
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
              for the years ended December 31, 1994, 1993 and 1992



                                 Partners' Capital (Deficit) Accounts
                            ----------------------------------------------
                                                General         Limited
                                 Total          Partner        Partners
                            --------------  --------------  --------------

Balance at December 31,
  1991                      $  30,786,907   $     (59,235)  $  30,846,142

Cash distributions to:
  Limited Partners (A)         (1,869,644)                     (1,869,644)
  General Partner                (207,739)       (207,739)
Net income for the year
  ended December 31, 1992         698,621         203,898         494,723
                            --------------  --------------  --------------
Balance at December 31,
  1992                         29,408,145         (63,076)     29,471,221

Cash distributions to:
  Limited Partners (A)         (1,945,152)                     (1,945,152)
  General Partner                (216,128)       (216,128)
Net income for the year
  ended December 31, 1993         339,089         188,500         150,589
                            --------------  --------------  --------------
Balance at December 31,
  1993                         27,585,954         (90,704)     27,676,658

Cash distributions to:
  Limited Partners (A)         (1,892,752)                     (1,892,752)
  General Partner                (210,306)       (210,306)
Net income for the year
  ended December 31, 1994       1,144,130         191,630         952,500
                            --------------  --------------  --------------
Balance at December 31,
  1994                      $  26,627,026   $    (109,380)  $  26,736,406
                            ==============  ==============  ==============

(A)  Summary of cash distributions paid per Interest:

                                 1994            1993            1992
                            --------------  --------------  --------------
     Taxable
     -------
       First Quarter        $        2.50   $        2.57   $        2.74
       Second Quarter                2.94            2.45            2.75
       Third Quarter                 3.08            2.56            2.77
       Fourth Quarter                2.76            2.50            2.57

     Tax-exempt
     ----------
       First Quarter                 2.59            2.50            2.50
       Second Quarter                2.50            2.50            2.50
       Third Quarter                 2.50            2.50            2.50
       Fourth Quarter                2.50            3.03            2.50

  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-IV
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
               for the years ended December 31, 1994, 1993 and 1992


                                 1994            1993            1992
                            --------------  --------------  --------------
Income:
  Rental                    $   3,677,124   $   3,433,321   $   3,372,415
  Service                       1,278,641       1,034,957       1,073,793
  Interest income from
    investment in
    acquistion loan                                               162,618
  Interest on short-term
    investments                   132,638          88,276         119,910
                            --------------  --------------  --------------
      Total income              5,088,403       4,556,554       4,728,736
                            --------------  --------------  --------------

Expenses:
  Depreciation                    808,049         808,049       1,041,549
  Property operating              861,392         685,008         669,095
  Maintenance and repairs         356,428         309,014         195,807
  Real estate taxes             1,290,821       1,255,764       1,147,628
  Property management fees        296,144         233,191         241,546
  Administrative                  350,877         292,533         255,998
  Provision for acquistion
    loan writedown                                                438,100
                            --------------  --------------  --------------
      Total expenses            3,963,711       3,583,559       3,989,723
                            --------------  --------------  --------------

Income before equity in loss
  from investment in
  acquisition loan and
  participation in income
  (loss) of joint venture
  with affiliates               1,124,692         972,995         739,013
Equity in loss from
  investment in acquistion
  loan                                                            (40,392)
Participation in income
  (loss) of joint venture
  with affiliates                  19,438        (633,906)
                            --------------  --------------  --------------
Net income                  $   1,144,130   $     339,089   $     698,621
                            ==============  ==============  ==============
Net income allocated to
  General Partner           $     191,630   $     188,500   $     203,898
                            ==============  ==============  ==============
Net income allocated to
  Limited Partners          $     952,500   $     150,589   $     494,723
                            ==============  ==============  ==============
Net income per Limited
  Partnership Interest
  (185,486 issued and
  outstanding)              $        5.14   $         .81   $        2.67
                            ==============  ==============  ==============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-IV
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
               for the years ended December 31, 1994, 1993 and 1992



                                 1994            1993            1992
                            --------------  --------------  --------------
Operating activities:
  Net income                $   1,144,130   $     339,089   $     698,621
  Adjustments to reconcile
    net income to net
    cash provided by
    operating activities:
      Equity in loss from
        investment in
        acquisition loan                                           40,392
      Participation in
        (income) loss
        of joint venture
        with affiliate            (19,438)        633,906
      Depreciation of
        properties                808,049         808,049       1,041,549
      Amortization of
        deferred expenses
        and loan application
        and processing fees         4,191                           9,626
      Provision for
        acquisition loan
        writedown                                                 438,100
      Net change in:
        Accounts and
          accrued interest
          receivable              841,031         (82,785)       (242,562)
        Accounts payable            5,580         (18,489)        (36,183)
        Due to affiliates          22,213           4,378          (9,663)
        Accrued liabilities       239,914          72,360          41,095
        Security deposits          (7,629)         18,496          (7,819)
                            --------------  --------------  --------------
  Net cash provided by
    operating activities        3,038,041       1,775,004       1,973,156
                            --------------  --------------  --------------

Investing activity:

  Distribution from joint
    venture - affiliate                           275,720
                                            --------------
  Cash provided by investing
    activity                                      275,720
                                            --------------
Financing activities:

  Distributions to Limited
    Partners                   (1,892,752)     (1,945,152)     (1,869,644)
  Distributions to General
    Partner                      (210,306)       (216,128)       (207,739)
  Payment of deferred
    expenses                      (55,884)
                            --------------  --------------  --------------
  Cash used in
    financing activities       (2,158,942)     (2,161,280)     (2,077,383)
                            --------------  --------------  --------------

Net change in cash and
  cash equivalents                879,099        (110,556)       (104,227)
Cash and cash equivalents
  at begining of year           2,733,081       2,843,637       2,947,864
                            --------------  --------------  --------------
Cash and cash equivalents
  at end of year            $   3,612,180   $   2,733,081   $   2,843,637
                            ==============  ==============  ==============




  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

 1. Accounting Policies:

(a) Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                     Years
                                                     -----

               Buildings and improvements          25 to 30
               Furniture and fixtures                  5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

The Partnership records its investments in real estate at cost, and periodically assesses possible impairment to the value of its properties. In the event that the General Partner determines that a permanent impairment in value has occurred, the carrying basis of the property is reduced to its estimated fair value.

(b) Deferred expenses consist of leasing commissions paid to unaffiliated brokers which are being amortized on a straight-line basis over the respective lease terms.

(c) Income from operating leases with abatements and scheduled rent increases is recognized on a straight-line basis over the respective lease terms.

(d) Income which represents reimbursements for operating costs such as taxes, maintenance and insurance is recognized as revenue in the period the applicable costs are incurred.

(e) Investment in joint venture with affiliates represents the Partnership's 15.22% interest, under the equity method of accounting, in a joint venture with affiliated partnerships. Under the equity method of accounting, the Partnership records its initial investment at cost and adjusts its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

(f) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(g) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(h) Several reclassifications have been made in the previously reported 1993 financial statements to conform with the classification used in 1994, including the reclassification of "loan in substantive foreclosure" to real estate to conform with the provisions of Statement of Financial Accounting Standards No. 114 which was adopted as of January 1, 1994. These reclassifications have not changed the 1993 results.

2. Partnership Agreement:

The Partnership was organized on June 20, 1986; however, operations did not commence until 1987. The Partnership Agreement provides for Balcor Equity Partners-IV to be the General Partner and for the admission of Limited Partners through the sale of up to 1,000,000 Limited Partnership Interests at $250 per

Interest, 185,486 of which were sold through December 14, 1987, the termination date of the offering.

Pursuant to the terms set forth in the Partnership Agreement, "Operating Income from Real Properties" of the Partnership will be allocated 10% to the General Partner and 90% to the Limited Partners; and "Operating Losses from Real Properties" and other certain components will be allocated 1% to the General Partner and 99% to the Limited Partners; and "Other 'Operating Income' or 'Operating Losses'" will be allocated 10% to the General Partner and 90% to the Limited Partners.

The Partnership Agreement provides for different allocations of profits and losses and cash distributions to Limited Partners depending on whether the investor originally acquiring the Limited Partnership interest was a taxable or tax-exempt entity.

Ninety percent of Net Cash Receipts available for distribution will be distributed to Limited Partners. To the extent possible, Taxable Limited Partners will receive an allocation of such available Net Cash Receipts generated by the operation of the Partnership's two properties in the same manner as if their investment in the Partnership had been attributable solely to the properties. Taxable Limited Partners will commence sharing in such available Net Cash Receipts generated by the Partnership's investment in the 45 West 45th Street office building at such time as the Taxable Limited Partners' investment in the Partnership is not then solely attributable to the two properties (which time is anticipated to be upon the sale of both properties). The Tax-exempt Limited Partners will be allocated all other Net Cash Receipts to be allocated to the Limited Partners, consisting of (i) 100% of such available Net Cash Receipts generated by the investment in the 45 West 45th Street Office Building (until such time as both of the properties are sold, as described above) plus (ii) the Net Cash Receipts generated by the operation of the two properties, to the extent not allocated to the Taxable Limited Partners as described above. Of the remaining 10% of Net Cash Receipts, 7 1/2% will be paid to the General Partner as its distributive share from Partnership operations and an additional 2 1/2% will be paid to the General Partner for allocation to the Repurchase Fund, which may be utilized to repurchase Interests from Limited Partners pursuant to the terms set forth in the Partnership Agreement.

At the sole discretion of the General Partner and subject to certain limitations, amounts placed in the Repurchase Fund have become available to be used to repurchase Interests from existing Limited Partners. During 1994, the General Partner used amounts placed in the Repurchase Fund to repurchase 327 Interests from Limited Partners at a cost of $59,561. An amount not to exceed that originally allocated to the Repurchase Fund will be returned to the Partnership at liquidation if necessary to permit payment to the Limited Partners of their "Original Capital" plus any deficiency in their "Liquidation Preference," as defined in the Partnership Agreement.

Subject to the provisions of the Partnership Agreement, "Net Cash Proceeds" which are available for distribution will be distributed only to the Limited Partners until such time as the Limited Partners have received a return of their "Original Capital" and their "Liquidation Preference"; thereafter, the remaining "Net Cash Proceeds" will be distributed 90% to the Limited Partners and 10% to the General Partner. The General Partner's share shall be returned to the Partnership if necessary to permit payment to the Limited Partners of any deficiency in the return of their Original Capital and their Preferential Cumulative Distribution on Adjusted Original Capital of 10% per annum.

3. Management Agreements:

As of December 31, 1994, both of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees ranging from 3% to 6% of gross operating receipts on the commercial property and of 5% on the residential property.

4. Investment in Joint Venture with Affiliates:

The Partnership and three affiliates (the "Participants"), previously funded a $23,000,000 loan on the 45 West 45th Street Office Building. In February 1995, the Participants received title to the property through foreclosure, and the Partnership owns a 15.22% joint venture interest in the property. The Partnership's investment was reclassified from loan in substantive foreclosure to an investment in joint venture with affiliates effective January 1993. It is the General Partner's opinion that the borrower had effectively surrendered control of the property. During 1993, the Partnership received distributions of $275,720 from the joint venture. In 1993, the joint venture recognized a loss relating to the decline in the fair value of the property. The Partnership's participation in joint venture with affiliates for 1993 includes the Partnership's share of the loss of $900,000.

5. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1994 in the financial statements is $186,048 less than the net taxable income for the same period. The Partnership's aggregate cost of land and buildings and improvements for Federal income tax purposes is $33,778,659 at December 31, 1994.

6. Transactions with Affiliates:

Commissions, fees and expenses paid and payable by the Partnership to affiliates are:
                            Year Ended       Year Ended       Year Ended
                             12/31/94         12/31/93         12/31/92
                          --------------   --------------   --------------
                           Paid   Payable   Paid   Payable   Paid   Payable
                          ------  -------  ------  -------  ------  -------

Mortgage servicing fees  $  8,750 $   729 $  8,750 $   729 $  8,813 $   729
Property management fees  281,422    None  234,845  16,670  245,702  18,324
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             48,642  20,809   40,999   3,391   37,877   2,982
    Data processing        26,543   5,752   29,295   6,725   36,335   2,824
    Investor communica-
      tions                18,961   6,461   19,128   1,582   13,936   1,098
    Legal                   8,311   3,497    3,978     329    3,720     293
    Portfolio management   27,917  12,020   25,055   2,072   18,793   1,479
    Other                  11,434   5,378   11,302     935    4,143     326


Allegiance Realty Group, Inc., an affiliate of the General Partner, managed both of the Partnership's properties until the affiliate was sold to a third party in November 1994.

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program. The Partnership's premiums to the deductible insurance program were $26,864, $17,378 and $16,221 for 1994, 1993 and 1992, respectively.

7. Rentals under Operating Leases:

The Partnership receives rental income from the leasing of space at the Evanston Plaza Shopping Center under operating leases. The minimum future rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) based on operating leases held at December 31, 1994 are approximately as follows:

                         1995          $ 1,542,000
                         1996            1,523,000
                         1997            1,436,000
                         1998            1,369,000
                         1999            1,376,000
                         Thereafter      8,765,000
                                       -----------
                                       $16,011,000
                                       ===========

These rentals include amounts relating to land leases which the Partnership entered into with certain tenants of the shopping center.

Minimum future rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales in excess of stipulated minimums. Percentage rentals were not significant during 1994, 1993 and 1992.

The Partnership is subject to the usual business risks regarding the collection of the rentals.

8. Subsequent Event:

In February 1995, the Partnership made a distribution of $476,897 ($3.24 per Taxable Interest and $2.50 per Tax-exempt Interest) to the holders of Limited Partnership Interests, representing the quarterly distribution for the fourth quarter of 1994.

                                   BALCOR EQUITY PENSION INVESTORS-IV
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1994
        Col. A                 Col. B          Col. C                         Col. D
---------------------         --------  --------------------    ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership           Subsequent to Acquisition
                                        --------------------    ---------------------------------
                                                   Buildings              Carrying      Reduction
                               Encum-               and Im-    Improve-     Costs       of Basis
     Description               brances    Land    provements     ments       (a)           (b)
---------------------          -------  -------- ------------  ---------  ---------     ---------
Evanston Plaza Shopping
  Center, approx.
  170,000 sq. ft. in
  Evanston, IL                  None  $5,075,000  $13,425,000  $1,091,667  $389,461  $(2,382,640)

Gleneagles Apartments,
  292 units in Dade
  County, FL                    None   2,270,000   11,130,000               208,453
                                      ----------  -----------  ----------  --------  -----------
    Total                             $7,345,000  $24,555,000  $1,091,667  $597,914  $(2,382,640)
                                      ==========  ===========  ==========  ========  ===========

                                   BALCOR EQUITY PENSION INVESTORS-IV
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1994
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
-------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                           -------------------------------                                  ciation in
                                     Buildings               Accumulated   Date     Date   Latest Income
                                      and Im-       Total     Deprecia-   of Con-   Acq-     Statement
    Description             Land    provements     (c)(d)      tion(d)   struction  uired   is Computed
-------------------      --------- -----------  ----------- -----------   --------- ----- --------------
Evanston Plaza Shopping
  Center, approx.
  170,000 sq. ft. in
  Evanston, IL          $4,653,029 $12,945,459  $17,598,488  $4,045,402     1987    11/87       (e)

Gleneagles Apartments,
  292 units in Dade
  County, FL             2,305,312  11,303,141   13,608,453   4,318,538     1987    6/87        (e)
                        ---------- -----------  -----------  ----------

    Total               $6,958,341 $24,248,600  $31,206,941  $8,363,940
                        ========== ===========  ===========  ==========

                       BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             NOTES TO SCHEDULE III

(a) Consists of acquisition fees, legal fees, appraisal fees, title costs and other related professional fees.

(b) The carrying basis of the Evanston Plaza Shopping Center was reduced due to a permanent impairment in the value of the property. In addition, any payments to and receipts from the seller under a master lease agreement were treated as adjustments to the basis of the property.

(c) The aggregate cost of land for Federal income tax purposes is $7,487,141 and the aggregate cost of buildings and improvements for Federal income tax purposes is $26,291,518. The total of these assets is $33,778,659.

(d)                      Reconciliation of Real Estate
                         -----------------------------

                                       1994         1993         1992
                                    ----------   ----------   ----------

     Balance at beginning of year   $31,206,941  $31,206,941  $31,206,941

                                    -----------  -----------  -----------
     Balance at end of year         $31,206,941  $31,206,941  $31,206,941
                                    ===========  ===========  ===========

                   Reconciliation of Accumulated Depreciation
                   ------------------------------------------

                                       1994         1993         1992
                                    ----------   ----------   ----------

     Balance at beginning of year    $7,555,891   $6,747,842   $5,706,293

     Depreciation expense for
       the year                         808,049      808,049    1,041,549
                                     ----------   ----------   ----------

     Balance at end of year          $8,363,940   $7,555,891   $6,747,842
                                     ==========   ==========   ==========

(e) Depreciation expense is computed based upon the following estimated useful lives:
                                                     Years
                                                     -----

               Buildings and improvements          25 to 30
               Furniture and fixtures                  5