Form 10-Q
period 1995-03-31
BALCOR EQUITY PENSION INVESTORS IV
filed 1995-05-11
CIK 796805

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

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

                              BALANCE SHEETS
                  March 31, 1995 and December 31, 1994
                               (Unaudited)


                                 ASSETS

                                               1995            1994
                                          --------------  --------------
Cash and cash equivalents                 $   3,313,253   $   3,612,180
Accounts and accrued interest receivable        117,384          70,246
Prepaid expenses                                 14,238
Deferred expenses, net of accumulated
  amortization of $5,588 in 1995
  and $4,191 in 1994                             50,296          51,693
                                          --------------  --------------
                                              3,495,171       3,734,119
                                          --------------  --------------
Investment in real estate:
  Land                                        6,958,341       6,958,341
  Buildings and improvements                 24,248,600      24,248,600
                                          --------------  --------------
                                             31,206,941      31,206,941
  Less accumulated depreciation               8,565,952       8,363,940
                                          --------------  --------------
Investment in real estate, net of
  accumulated depreciation                   22,640,989      22,843,001
                                          --------------  --------------
Investment in joint venture
  with affiliates                             1,456,406       1,433,471
                                          --------------  --------------
                                          $  27,592,566   $  28,010,591
                                          ==============  ==============


                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $      27,977   $      44,724
Due to affiliates                                84,023          54,646
Accrued liabilities, principally
  real estate taxes                             994,940       1,176,087
Security deposits                               103,816         108,108
                                          --------------  --------------
    Total liabilities                         1,210,756       1,383,565

Partners' capital (185,486 Limited
  Partnership Interests issued and
  outstanding)                               26,381,810      26,627,026
                                          --------------  --------------
                                          $  27,592,566   $  28,010,591
                                          ==============  ==============

The accompanying notes are an integral part of the financial statements.

                   BALCOR EQUITY PENSION INVESTORS-IV
                    A REAL ESTATE LIMITED PARTNERSHIP
                    (An Illinois Limited Partnership)

                    STATEMENTS OF INCOME AND EXPENSES
           for the quarters ended March 31, 1995 and 1994
                               (Unaudited)

                                               1995            1994
                                          --------------  --------------
Income:
  Rental                                  $     920,219   $     893,019
  Service                                       200,604         236,077
  Interest on short-term investments             51,556          27,506
                                          --------------  --------------
      Total income                            1,172,379       1,156,602
                                          --------------  --------------
Expenses:
  Depreciation                                  202,012         202,012
  Property operating                            220,333         309,285
  Real estate taxes                             307,374         272,764
  Property management fees                       60,326         100,159
  Administrative                                 81,682          92,096
                                          --------------  --------------
      Total expenses                            871,727         976,316
                                          --------------  --------------
Income before participation in
  loss of joint venture with
  affiliates                                    300,652         180,286
Participation in loss of joint
  venture with affiliates                       (15,984)        (18,117)
                                          --------------  --------------
Net income                                $     284,668   $     162,169
                                          ==============  ==============
Net income allocated to General Partner   $      46,774   $      38,513
                                          ==============  ==============
Net income allocated to Limited Partners  $     237,894   $     123,656
                                          ==============  ==============
Net income per Limited Partnership
  Interest (185,486 issued
  and outstanding)                        $        1.28   $         .67
                                          ==============  ==============
Distribution to General Partner           $      52,987   $      53,201
                                          ==============  ==============
Distribution to Limited Partners          $     476,897   $     478,806
                                          ==============  ==============
Distribution per Limited
  Partnership Interest:

  Taxable                                 $        3.24   $        2.50
                                          ==============  ==============
  Tax-exempt                              $        2.50   $        2.59
                                          ==============  ==============

The accompanying notes are an integral part of the financial statements.

                   BALCOR EQUITY PENSION INVESTORS-IV
                    A REAL ESTATE LIMITED PARTNERSHIP
                    (An Illinois Limited Partnership)

                         STATEMENTS OF CASH FLOWS
           for the quarters ended March 31, 1995 and 1994
                                (Unaudited)

                                               1995            1994
                                          --------------  --------------
Operating activities:
  Net income                              $     284,668   $     162,169
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Participation in loss of joint
        venture with affiliates                  15,984          18,117
      Depreciation of properties                202,012         202,012
      Amortization of deferred
        expenses                                  1,397
      Net change in:
        Accounts and accrued interest
          receivable                            (47,138)        490,224
        Prepaid expenses                        (14,238)
        Accounts payable                        (16,747)         20,514
        Due to affiliates                        29,377          58,220
        Accrued liabilities                    (181,147)       (172,235)
        Security deposits                        (4,292)         (2,760)
                                          --------------  --------------
  Net cash provided by
    operating activities                        269,876         776,261
                                          --------------  --------------

Investing  activity:
  Capital contribution to joint
     venture - affiliates                       (38,919)
                                          --------------
  Cash used in investing activity               (38,919)
                                          --------------

Financing activities:
  Distribution to Limited Partners             (476,897)       (478,806)
  Distribution to General Partner               (52,987)        (53,201)
                                          --------------  --------------
  Cash used in financing activities            (529,884)       (532,007)
                                          --------------  --------------

Net change in cash and cash equivalents        (298,927)        244,254
Cash and cash equivalents at beginning
  of period                                   3,612,180       2,733,081
                                          --------------  --------------
Cash and cash equivalents at
  end of period                           $   3,313,253   $   2,977,335
                                          ==============  ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2.  Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1995 are:


                                        Paid      Payable
                                     ----------  --------

    Mortgage servicing fees             $ 1,484      None
    Reimbursement of expenses to
      the General Partner, at cost         None  $ 84,023

3. Investment in Joint Venture with Affiliates:

The Partnership and three affiliates previously funded a $23,000,000 loan on the 45 West 45th Street Office Building. In February 1995, the participants received title to the property through foreclosure. The Partnership owns a 15.22% joint venture interest in the property.

4. Subsequent Event:

In May 1995, the Partnership made a distribution of $472,201 ($2.98 per Taxable Interest and $2.50 per Tax-exempt Interest) to the holders of Limited Partnership Interests, representing the quarterly distribution for the first quarter of 1995.

                       BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1986 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $46,371,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund one acquisition loan and acquire two real property investments. As of March 31, 1995, the Partnership owns two properties and a minority interest in a joint venture with affiliates.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Operations
- - ---------------------

Improved operations at the Evanston Plaza Shopping Center resulting primarily from lower tenant improvement expenses was the primary reason for the increase in net income for the quarter ended March 31, 1995 as compared to the same period in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
- - ---------------------

Decreased real estate tax and common area maintenance reimbursements from tenants at the Evanston Plaza Shopping Center resulted in lower service income for the quarter ended March 31, 1995 as compared to the same period in 1994. Property management fees, which are earned as a percentage of rental and service income collected, also decreased for this period.

As a result of higher interest rates earned on short-term investments, interest income on short-term investments increased during the quarter ended March 31, 1995 as compared to the same period in 1994.

Lower tenant improvement expenses and snow removal expenditures at the Evanston Plaza Shopping Center were the primary reasons for the decrease in property operating expenses during the quarter ended March 31, 1995 as compared to the same period in 1994.

In January 1994, the Partnership received a refund of prior year taxes from taxing authorities for the Gleneagles Apartments, which resulted in an increase in real estate taxes during the quarter ended March 31, 1995 as compared to the same period in 1994.

As a result of lower data processing costs, accounting and legal fees, administrative expenses decreased during the quarter ended March 31, 1995 as compared to the same period in 1994. Higher printing costs partially offset the decrease.

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership at March 31, 1995 decreased when compared to December 31, 1994. Operating activities included cash flow from the operation of the Partnership's properties and short-term investments, which were partially offset by the payment of administrative expenses. The investing activity consisted of capital contributed to the joint venture with affiliates, while financing activities consisted of distributions to the Partners.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During the quarters ended March 31, 1995 and 1994, the Gleneagles Apartments and Evanston Plaza Shopping Center generated positive cash flow. The property in which the Partnership holds a minority joint venture interest with affiliates, the 45 West 45th Street office building, generated a marginal deficit during the quarters ended March 31, 1995 and 1994. Significant leasing costs were incurred in 1995 at the 45 West 45th Street office building to lease vacant space and renew existing tenant leases. These non-recurring expenditures were not included in classifying the cash flow performance of the property. Had these costs been included, this property would have generated a significant deficit during the first quarter of 1995. As of March 31, 1995, the Gleneagles Apartments and Evanston Plaza Shopping Center both had occupancy rates of 96%, while the 45 West 45th Street office building had an occupancy rate of 94%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at both of the properties.

The Partnership and three affiliates (the "Participants"), previously funded a $23,000,000 loan on the 45 West 45th Street Office Building. In February 1995, the Participants received title to the property through foreclosure. The Partnership owns a 15.22% joint venture interest in the property.

In May 1995, the Partnership made a cash distribution of $472,201 ($2.98 per Taxable Interest and $2.50 per Tax-exempt Interest) to Limited Partners, representing the quarterly distribution for the first quarter of 1995. In addition, during May 1995, the Partnership paid $39,350 to the General Partner as its share of the first quarter of 1995 distribution, and made a $13,117 contribution to the Repurchase Fund. Including the May 1995 distribution, Limited Partners have received cumulative distributions of $76.78 per $250 Taxable Interest, of which $76.53 represents cash flow from operations and $.25 represents a return of original capital, and $75.20 per $250 Tax-exempt Interest, of which $74.95 represents cash flow from operations and $.25 represents a return of capital.

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

Item 6. Exhibits and Reports on Form 8-K
________________________________________

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR EQUITY PENSION INVESTORS-IV
                              A REAL ESTATE LIMITED PARTNERSHIP



                              By: \s\Thomas E. Meador
                                  ------------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Equity Partners-IV, the General Partner



                              By: \s\Brian Parker
                                  ------------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Equity Partners-IV, the
                                  General Partner


Date: May 10, 1995
      -----------------------