Form 10-Q
period 1995-06-30
BALCOR EQUITY PENSION INVESTORS IV
filed 1995-08-14
CIK 796805

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 0-15648
                       -------

                     BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
          -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Illinois                                      36-3447130
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road, Suite A200
Bannockburn, Illinois                                     60015
----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (708) 267-1600
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                      June 30, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS

                                                1995             1994
                                          ---------------  ---------------
Cash and cash equivalents                 $    3,415,416   $    3,612,180
Accounts and accrued interest receivable          79,396           70,246
Prepaid expenses                                  89,828
Deferred expenses, net of accumulated
  amortization of $6,985 in 1995 and
  $4,191 in 1994                                  48,899           51,693
                                          ---------------  ---------------
                                               3,633,539        3,734,119
                                          ---------------  ---------------
Investment in real estate:
  Land                                         6,958,341        6,958,341
  Buildings and improvements                  24,248,600       24,248,600
                                          ---------------  ---------------
                                              31,206,941       31,206,941
Less accumulated depreciation                  8,767,964        8,363,940
                                          ---------------  ---------------
Investment in real estate, net of
   accumulated depreciation                   22,438,977       22,843,001
                                          ---------------  ---------------
Investment in joint venture with
   affiliates                                  1,429,546        1,433,471
                                          ---------------  ---------------
                                          $   27,502,062   $   28,010,591
                                          ===============  ===============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                          $       27,354   $       44,724
Due to affiliates                                  6,779           54,646
Other liabilities, principally
   real estate taxes                           1,196,862        1,176,087
Security deposits                                108,959          108,108
                                          ---------------  ---------------
    Total liabilities                          1,339,954        1,383,565
                                          ---------------  ---------------
Partners' capital (185,486 Limited
  Partnership Interests issued and
  outstanding)                                26,162,108       26,627,026
                                          ---------------  ---------------
                                          $   27,502,062   $   28,010,591
                                          ===============  ===============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                1995             1994
                                          ---------------  ---------------
Income:
   Rental                                 $    1,829,540   $    1,801,616
   Service                                       630,850          524,307
   Interest on short-term investments            103,547           57,802
                                          ---------------  ---------------
      Total income                             2,563,937        2,383,725
                                          ---------------  ---------------
Expenses:
   Depreciation                                  404,024          404,024
   Property operating                            630,506          617,109
   Real estate taxes                             607,208          568,616
   Property management fees                      126,404          160,825
   Administrative                                181,043          174,547
                                          ---------------  ---------------
      Total expenses                           1,949,185        1,925,121
                                          ---------------  ---------------
Income before participation in (loss)
   income of joint venture with affiliates       614,752          458,604
Participation in (loss) income of joint
   venture with affiliates                       (25,054)          25,289
                                          ---------------  ---------------
Net income                                $      589,698   $      483,893
                                          ===============  ===============
Net income allocated to General Partner   $       95,584   $       88,993
                                          ===============  ===============
Net income allocated to Limited Partners  $      494,114   $      394,900
                                          ===============  ===============
Net income per Limited Partnership
  Interest (185,486 issued and
  outstanding)                            $         2.66   $         2.13
                                          ===============  ===============
Distributions to General Partner          $      105,454   $      105,596
                                          ===============  ===============
Distributions to Limited Partners         $      949,162   $      950,359
                                          ===============  ===============
Distributions per Limited Partnership
  Interest:
      Taxable                             $         6.22   $         5.44
                                          ===============  ===============
      Tax-exempt                          $         5.00   $         5.09
                                          ===============  ===============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters  ended June 30, 1995 and 1994
                                  (Unaudited)

                                                1995             1994
                                          ---------------  ---------------
Income:
   Rental                                 $      909,321   $      908,597
   Service                                       430,246          288,230
   Interest on short-term investments             51,991           30,296
                                          ---------------  ---------------
      Total income                             1,391,558        1,227,123
                                          ---------------  ---------------
Expenses:
   Depreciation                                  202,012          202,012
   Property operating                            410,173          307,824
   Real estate taxes                             299,834          295,852
   Property management fees                       66,078           60,666
   Administrative                                 99,361           82,451
                                          ---------------  ---------------
      Total expenses                           1,077,458          948,805
                                          ---------------  ---------------
Income before participation in (loss)
   income of joint venture with affiliates       314,100          278,318
Participation in (loss) income of joint
   venture with affiliates                        (9,070)          43,406
                                          ---------------  ---------------
Net income                                $      305,030   $      321,724
                                          ===============  ===============
Net income allocated to General Partner   $       48,810   $       50,480
                                          ===============  ===============
Net income allocated to Limited Partners  $      256,220   $      271,244
                                          ===============  ===============
Net income per Limited Partnership
  Interest (185,486 issued and
  outstanding)                            $         1.38   $         1.46
                                          ===============  ===============
Distribution to General Partner           $       52,467   $       52,395
                                          ===============  ===============
Distribution to Limited Partners          $      472,265   $      471,553
                                          ===============  ===============
Distribution per Limited Partnership
  Interest:
      Taxable                             $         2.98   $         2.94
                                          ===============  ===============
      Tax-exempt                          $         2.50   $         2.50
                                          ===============  ===============

  The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                1995             1994
Operating activities:                     ---------------  ---------------
  Net income                              $      589,698   $      483,893
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Participation in loss (income) of
        joint venture - affiliates                25,054          (25,289)
      Depreciation of properties                 404,024          404,024
      Amortization of deferred expenses            2,794            1,397
      Net change in:
        Accounts and accrued interest
          receivable                              (9,150)         551,880
        Prepaid expenses                         (89,828)
        Accounts payable                         (17,370)         (38,732)
        Due to affiliates                        (47,867)          65,879
        Other liabilities                         20,775          123,616
        Security deposits                            851            2,995
                                          ---------------  ---------------
  Net cash provided by operating
    activities                                   878,981        1,569,663
                                          ---------------  ---------------
Investing activities:
  Capital contribution to joint
         venture - affiliates                    (38,919)
  Distribution from joint venture -
         affiliates                               17,790
                                          ---------------
  Net cash used in investing activities          (21,129)
                                          ---------------
Financing activities:
  Distributions to Limited Partners             (949,162)        (950,359)
  Distributions to General Partner              (105,454)        (105,596)
  Payment of deferred expenses                                    (55,884)
                                          ---------------  ---------------
  Cash used in financing activities           (1,054,616)      (1,111,839)
                                          ---------------  ---------------
Net change in cash and cash equivalents         (196,764)         457,824

Cash and cash equivalents at beginning
  of period                                    3,612,180        2,733,081
                                          ---------------  ---------------
Cash and cash equivalents at end of
  period                                  $    3,415,416   $    3,190,905
                                          ===============  ===============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1995 are:

                                            Paid
                                     ----------------------
                                     Six Months     Quarter      Payable
                                     -----------    --------     ---------
   Mortgage servicing fees            $   1,484        None          None
   Reimbursement of expenses to
     the General Partner, at cost       110,766    $110,766        $6,779


3. Investment in Joint Venture with Affiliates:

The Partnership and three affiliates previously funded a $23,000,000 loan on the 45 West 45th Street Office Building. In February 1995, the participants received title to the property through foreclosure. The Partnership owns a 15.22% joint venture interest in the property.

4. Subsequent Event:

In August 1995, the Partnership made a distribution of $470,128 ($2.86 per Taxable Interest and $2.50 per Tax-exempt Interest) to the holders of Limited Partnership Interests, representing the quarterly distribution for the second quarter of 1995.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1986 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $46,371,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund one acquisition loan and acquire two real property investments. As of June 30, 1995, the Partnership owns two properties and a minority interest in a joint venture with affiliates.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

Improved operations at the Evanston Plaza Shopping Center resulting primarily from increased real estate tax reimbursements was the primary reason for the increase in net income for the six months ended June 30, 1995 as compared to the same period in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Increased real estate tax reimbursements from tenants at the Evanston Plaza Shopping Center resulted in increased service income for the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

As a result of higher interest rates earned on short-term investments and higher average cash balances available for investment, interest income on short-term investments increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

As a result of increased tenant improvement expenditures at the Evanston Plaza Shopping Center, property operating expenses increased during the quarter ended June 30, 1995 as compared to the same period in 1994. This increase was partially offset by a decrease in carpet replacement costs at the Gleneagles Apartments.

Property management fees, which are earned as a percentage of rental and service income collected, decreased during the six months ended June 30, 1995 as compared to the same period in 1994 due to the timing of the collection of real estate tax reimbursements at the Evanston Plaza Shopping Center.

Increased accounting costs resulted in an increase in administrative expenses during the quarter ended June 30, 1995 as compared to the same period in 1994.

As a result of lower revenues at the 45 West 45th Street Office Building, the Partnership recognized participation in loss of joint venture with affiliates for the six months and quarter ended June 30, 1995 as compared to participation in income of joint venture with affiliates for the same periods in 1994.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership at June 30, 1995 decreased when compared to December 31, 1994. Operating activities included cash flow from the operation of the Partnership's properties and short-term investments, which were partially offset by the payment of administrative expenses. The investing activity consisted of net capital contributed to the joint venture with affiliates, while financing activities consisted of distributions to the Limited and General Partners.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During the six months ended June 30, 1995 and 1994, the Gleneagles Apartments and Evanston Plaza Shopping Center generated positive cash flow. The property in which the Partnership holds a minority joint venture interest with affiliates, the 45 West 45th Street Office Building, generated a significant cash flow deficit during the six months ended June 30, 1995 as compared to positive cash flow during the same period in 1994 due to lower rental rates in 1995. In addition, significant leasing costs were incurred in 1995 at the property. These non-recurring expenditures were not included in classifying the cash flow performance of the property. As of June 30, 1995, the Gleneagles Apartments and Evanston Plaza Shopping Center both had occupancy rates of 96%, while the 45 West 45th Street Office Building had an occupancy rate of 88%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

The Partnership and three affiliates previously funded a $23,000,000 loan on the 45 West 45th Street Office Building. In February 1995, the participants received title to the property through foreclosure. The Partnership owns a 15.22% joint venture interest in the property.

In August 1995, the Partnership made a cash distribution of $470,128 ($2.86 per Taxable Interest and $2.50 per Tax-exempt Interest) to Limited Partners, representing the quarterly distribution for the second quarter of 1995. In addition, during August 1995, the Partnership paid $39,176 to the General Partner as its share of the second quarter of 1995 distribution, and made a $13,059 contribution to the Repurchase Fund. Including the August 1995 distribution, Limited Partners have received cumulative distributions of $79.64 per $250 Taxable Interest, of which $79.39 represents cash flow from operations and $.25 represents a return of original capital, and $77.70 per $250 Tax-exempt Interest, of which $77.45 represents cash flow from operations and $.25 represents a return of capital.

The General Partner expects that the cash flow from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future distributions will be dependent on the amount of cash flow generated from property operations as to which there can be no assurances.

During the six months ended June 30, 1995, the General Partner on behalf of the Partnership used amounts placed in the Repurchase Fund to repurchase 125 Interests from Limited Partners at a total cost of $21,175.

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

                      BALCOR EQUITY PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1995.

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



                              By: /s/Brian Parker
                                  ------------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Equity Partners-IV, the
                                  General Partner


Date: August 14, 1995
      -----------------------