Form 10-Q
period 1995-09-30
BALCOR EQUITY PENSION INVESTORS IV
filed 1995-11-09
CIK 796805

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS

                                                   1995           1994
                                              -------------  -------------
Cash and cash equivalents                     $  3,738,325   $  3,612,180
Accounts and accrued interest
  receivable                                       192,943         70,246
Prepaid expenses                                    62,879
Deferred expenses, net of accumulated
  amortization of $8,382 in 1995 and
  $4,191 in 1994                                    47,502         51,693
                                              -------------  -------------
                                                 4,041,649      3,734,119
                                              -------------  -------------
Investment in real estate:
  Land                                           6,958,341      6,958,341
  Buildings and improvements                    24,248,600     24,248,600
                                              -------------  -------------
                                                31,206,941     31,206,941
  Less accumulated depreciation                  8,969,977      8,363,940
                                              -------------  -------------
Investment in real estate, net of
  accumulated depreciation                      22,236,964     22,843,001
                                              -------------  -------------
Investment in joint venture with
  affiliates                                     1,066,286      1,433,471
                                              -------------  -------------
                                              $ 27,344,899   $ 28,010,591
                                              =============  =============

                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $    231,017   $     44,724
Due to affiliates                                   17,819         54,646
Other liabilities, principally
  real estate taxes                              1,561,571      1,176,087
Security deposits                                  102,761        108,108
                                              -------------  -------------
     Total liabilities                           1,913,168      1,383,565

Partners' capital (185,486 Limited
  Partnership Interests issued
  and outstanding)                              25,431,731     26,627,026
                                              -------------  -------------
                                              $ 27,344,899   $ 28,010,591
                                              =============  =============

   The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                   1995           1994
                                              -------------  -------------
Income:
  Rental                                      $  2,758,627   $  2,722,341
  Service                                          841,680        635,803
  Interest on short-term investments               144,831         93,137
                                              -------------  -------------
      Total income                               3,745,138      3,451,281
                                              -------------  -------------
Expenses:
  Depreciation                                     606,037        606,037
  Property operating                               908,182        865,239
  Real estate taxes                              1,010,631        935,987
  Property management fees                         179,013        229,018
  Administrative                                   257,704        253,977
                                              -------------  -------------
      Total expenses                             2,961,567      2,890,258

Income before participation in (loss)
  income of joint venture with affiliates          783,571        561,023
Participation in (loss) income of
  joint venture with affiliates                   (401,887)        24,900
                                              -------------  -------------
Net income                                    $    381,684   $    585,923
                                              =============  =============
Net income allocated to General Partner       $     93,089   $    117,503
                                              =============  =============
Net income allocated to Limited Partners      $    288,595   $    468,420
                                              =============  =============
Net income per Limited Partnership
   Interest  (185,486 issued and
   outstanding)                               $       1.56   $       2.53
                                              =============  =============
Distributions to General Partner              $    157,689   $    158,268
                                              =============  =============
Distributions to Limited Partners             $  1,419,290   $  1,424,406
                                              =============  =============
Distributions per Limited Partnership
  Interest:
     Taxable                                  $       8.51   $       8.52
                                              =============  =============
     Tax-exempt                               $       7.26   $       7.59
                                              =============  =============

   The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1995 and 1994
                                  (Unaudited)

                                                   1995           1994
                                              -------------  -------------
Income:
  Rental                                      $    929,087   $    920,725
  Service                                          210,830        111,496
  Interest on short-term investments                41,284         35,335
                                              -------------  -------------
      Total income                               1,181,201      1,067,556
                                              -------------  -------------
Expenses:
  Depreciation                                     202,013        202,013
  Property operating                               277,676        248,130
  Real estate taxes                                403,423        367,371
  Property management fees                          52,609         68,193
  Administrative                                    76,661         79,430
                                              -------------  -------------
      Total expenses                             1,012,382        965,137

Income before participation in loss
  of joint venture with affiliates                 168,819        102,419
Participation in loss of joint
  venture with affiliates                         (376,833)          (389)
                                              -------------  -------------
Net (loss) income                             $   (208,014)  $    102,030
                                              =============  =============
Net (loss) income allocated to
  General Partner                             $     (2,495)  $     28,510
                                              =============  =============
Net (loss) income allocated to
  Limited Partners                            $   (205,519)  $     73,520
                                              =============  =============
Net (loss) income per Limited
  Partnership Interest (185,486
  issued and outstanding)                     $      (1.10)  $       0.40
                                              =============  =============
Distribution to General Partner               $     52,235   $     52,672
                                              =============  =============
Distribution to Limited Partners              $    470,128   $    474,047
                                              =============  =============
Distribution per Limited Partnership
  Interest:
     Taxable                                  $       2.86   $       3.08
                                              =============  =============
     Tax-exempt                               $       2.50   $       2.50
                                              =============  =============

   The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                   1995           1994
                                              -------------  -------------
Operating activities:
    Net income                                $    381,684   $    585,923
    Adjustments to reconcile net income
      to net cash provided by operating
      activities:
          Participation in loss (income)
            of joint venture with
            affiliates                             401,887        (24,900)
          Depreciation of properties               606,037        606,037
          Amortization of deferred expenses          4,191          2,794
          Net change in:
               Accounts and accrued
                 interest receivable              (122,697)       659,452
               Prepaid expenses                    (62,879)
               Accounts payable                    186,293        (14,558)
               Due to affiliates                   (36,827)        49,694
               Other liabilities                   385,484        (17,969)
               Security deposits                    (5,347)         2,839
                                              -------------  -------------
    Net cash provided by operating activities    1,737,826      1,849,312
                                              -------------  -------------
Investing activities:
    Capital contribution to joint
      venture - affiliates                         (52,492)
    Distribution from joint
      venture - affiliates                          17,790
                                              -------------
    Net cash used in investing activities          (34,702)
                                              -------------
Financing activities:
    Distributions to Limited Partners           (1,419,290)    (1,424,406)
    Distributions to General Partner              (157,689)      (158,268)
    Payment of deferred expenses                                  (55,884)
                                              -------------  -------------
    Cash used in financing activities           (1,576,979)    (1,638,558)
                                              -------------  -------------
Net change in cash and cash equivalents            126,145        210,754

Cash and cash equivalents at beginning
  of period                                      3,612,180      2,733,081
                                              -------------  -------------
Cash and cash equivalents at end of period    $  3,738,325   $  2,943,835
                                              =============  =============

   The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1995 are:

                                             Paid
                                     ----------------------
                                     Nine Months  Quarter    Payable
                                     -----------  --------   ---------
   Mortgage servicing fees           $    1,484      None        None
   Reimbursement of expenses to
     the General Partner, at cost       126,620   $15,854     $17,819


3. Investment in Joint Venture with Affiliates:

The Partnership and three affiliates previously funded a $23,000,000 loan on the 45 West 45th Street Office Building. In February 1995, the participants received title to the property through foreclosure. The Partnership owns a 15.22% joint venture interest in the property.

4. Subsequent Event:

In October 1995, the Partnership made a distribution of $419,733 ($2.29 per Taxable Interest and $2.26 per Tax-exempt Interest) to the holders of Limited Partnership Interests, representing the quarterly distribution for the third quarter of 1995.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1986 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $46,371,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund one acquisition loan and acquire two real property investments. As of September 30, 1995, the Partnership owns two properties and a minority interest in a joint venture with affiliates.

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized its share of the decline in the fair value of the 45 West 45th Street Office Building during the quarter ended September 30, 1995. This was partially offset by increased real estate tax reimbursements at the Evanston Plaza Shopping Center. The combined effect of these events resulted in decreased net income during the nine months ended September 30, 1995 as compared to the same period in 1994 and recognition of a net loss during the quarter ended September 30, 1995 as compared to income during the same period in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Unless otherwise noted, discussions of fluctuations between 1994 and 1995 refer to the quarter and nine months ended September 30, 1995 and 1994.

Increased real estate tax reimbursements from tenants at the Evanston Plaza Shopping Center resulted in increased service income.

Interest income on short-term investments increased as a result of higher interest rates earned on short-term investments and higher average cash balances available for investment.

Property operating expenses increased as a result of increased tenant improvement expenditures at the Evanston Plaza Shopping Center. This increase was partially offset by a decrease in snow removal costs incurred during the first quarter and plumbing repairs at the Evanston Plaza Shopping Center.

Property management fees, which are earned as a percentage of rental and service income collected, decreased due to the timing of the collection of real estate tax reimbursements at the Evanston Plaza Shopping Center.

The Partnership recognized its share of the decline in the fair value of the 45 West 45th Street Office Building during the quarter ended September 30, 1995. This resulted in the participation in loss of joint venture with affiliates during the nine months ended September 30, 1995 as compared to income during the same period in 1994 and an increase in net loss during the quarter ended September 30, 1995 as compared to the same period in 1994.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership at September 30, 1995 increased when compared to December 31, 1994 primarily due to cash flow from the operation of the Partnership's properties which was partially offset by the payment of distributions to the Limited and General Partners.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During the nine months ended September 30, 1995 and 1994, the Gleneagles Apartments and Evanston Plaza Shopping Center generated positive cash flow. The property in which the Partnership holds a minority joint venture interest with affiliates, the 45 West 45th Street Office Building, generated positive cash flow during the nine months ended September 30, 1995 and 1994. Significant leasing costs were incurred in 1995 at the property. These non-recurring expenditures were not included in classifying the cash flow performance of the property. Had the costs been included, the property would have been classified as generating a significant cash flow deficit for the nine months ended September 30, 1995.

As of September 30, 1995, the Gleneagles Apartments and Evanston Plaza Shopping Center both had occupancy rates of 96%, while the 45 West 45th Street Office Building had an occupancy rate of 98%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

The Partnership and three affiliates previously funded a $23,000,000 loan on the 45 West 45th Street Office Building. In February 1995, the participants received title to the property through foreclosure. The Partnership owns a 15.22% joint venture interest in the property.

In October 1995, the Partnership made a cash distribution of $419,733 ($2.29 per Taxable Interest and $2.26 per Tax-exempt Interest) to Limited Partners, representing the quarterly distribution for the third quarter of 1995. In addition, during October 1995, the Partnership paid $34,991 to the General Partner as its share of the third quarter of 1995 distribution, and made a $11,664 contribution to the Repurchase Fund. Including the October 1995 distribution, Limited Partners have received cumulative distributions of $81.93 per $250 Taxable Interest, of which $81.68 represents cash flow from operations and $.25 represents a return of original capital, and $79.96 per $250 Tax-exempt Interest, of which $79.71 represents cash flow from operations and $.25 represents a return of original capital.

The General Partner expects that the cash flow from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future distributions will be dependent on the amount of cash flow generated from property operations as to which there can be no assurances.

During the nine months ended September 30, 1995, the General Partner on behalf of the Partnership used amounts placed in the Repurchase Fund to repurchase 226 Interests from Limited Partners at a total cost of $38,499.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1995 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated September 14, 1995, as amended by Form 8-K/A dated October 27, 1995, was filed reporting a change in the Registrant's certifying public accountants.

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


Date: November 9, 1995
      -----------------------