Form 10-K
period 1995-12-31
BALCOR EQUITY PENSION INVESTORS IV
filed 1996-03-28
CIK 796805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------
                                      OR

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

2355 Waukegan Road
Bannockburn, Illinois                                       60015
----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

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

Item 1. Business
----------------

Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1986 under the laws of the State of Illinois. The Registrant raised $46,371,500 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of investment in and operation of income-producing real property, and all information included in this report relates to this industry segment.

The Registrant originally funded one acquisition loan and acquired two real property investments. The Registrant currently has two properties and an investment in joint venture with affiliates in its portfolio as of December 31, 1995 as described under "Item 2. Properties." The Partnership Agreement generally provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions, but will be distributed to the extent not required to meet the Registrant's cash requirements.

Overall, the investment real estate market saw gradual improvement over the last year. This improvement has taken place in an environment of generally low interest rates and little or no new supply, parameters which may not exist in the next few years. Demand for real estate space, while projected to improve in line with the overall economy, is also vulnerable to external forces. The major challenges facing the real estate industry today include increased international competition, corporate restructurings, new computer and communications technologies, an aging population and potential revisions of the tax code. In addition, the increased flow of capital to real estate through new vehicles such as commercial mortgage-backed securities and REITs could spur new construction at unsupportable levels, as well as impact existing property values.

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.

With virtually no new construction over the past few years, the national office market has experienced consistently rising occupancy rates and, recently, rising rental rates. Investor interest has also returned, typically preferring suburban buildings over their downtown counterparts. Except for properties built for a specific tenant, the economic feasibility of new construction in most markets is still several years away. Build-to-suit construction for large companies currently in leased space could restrict office appreciation rates over the next few years. In addition, increased vacancies could result from companies who restructure their workforce in order to reduce their occupancy costs.

Shopping centers are the most troubled asset class in real estate currently. Unlike other asset classes, construction of power shopping centers, those with a preponderance of "big box" retailers, occurred at a brisk pace during the early 1990s, and now a shake-out of retailers is taking place. Retailers posted lackluster sales in 1995, particularly in the latter half of the year, and similar results are expected for 1996. The slight rise in interest rates in 1995 also contributed to low sales growth in interest rate sensitive sectors such as automobiles and home furnishings. Nevertheless, retail properties are particularly unique, and those with strong tenant alignments should better weather the current slowdown. In the long-term, however, retail real estate is also vulnerable to technological changes (e.g. home shopping) which could drastically alter the retail distribution system.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. As a result, the General Partner is exploring an acceleration of its strategy to sell the Registrant's residential properties. Additionally, the General Partner will explore the sale of its commercial properties over the next year if market conditions are favorable.

Activity for the purchase of limited partnership interests ("tender offer") has increased in real estate limited partnerships generally. Many of these tender offers have been made by investors seeking to make a profit from the purchase of the interests. In the event a tender offer is made for interests in the Registrant, the General Partner will issue a response to limited partners expressing the General Partner's opinion regarding the offer. Certain administrative costs will be incurred to respond to a tender offer. The General Partner cannot predict with any certainty what impact a tender offer will have on the operations or management of the Registrant.

During 1995, the Registrant and three affiliates acquired title to the 45 West 45th Street Office Building through foreclosure. See "Item 7. Liquidity and Capital Resources" for additional information.

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

As of December 31, 1995, the Registrant owns the two properties described below:

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

The Registrant also holds a minority interest in a joint venture with affiliates which owns the 45 West 45th Street Office Building in New York, New York. See Note 5 of Notes to Financial Statements for additional information.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1995.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions, see Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources, below.

As of December 31, 1995, the number of record holders of Limited Partnership Interests of the Registrant was 6,629.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1995        1994         1993       1992        1991
                    ----------  ---------- -----------  ----------  ----------
Total income        $5,191,721  $5,088,403 $ 4,556,554  $4,728,736  $4,603,781
Net income (loss)      905,702   1,144,130     339,089     698,621  (1,923,708)
Net income (loss)
  per Limited
  Partnership
  Interest                3.82        5.14         .81        2.67      (11.28)
Total assets        26,733,957  28,010,591  28,709,441  30,454,887  31,846,219
Distributions
  per taxable
  Limited
  Partnership
  Interest (A)           11.37       11.28       10.08       10.83        9.87
Distributions
  per tax-exempt
  Limited Partnership
  Interest (A)            9.76       10.09       10.53       10.00       10.00


(A) No distributions of original capital were made in any of the last five years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Operations
----------

Summary of Operations
---------------------

During 1995 and 1993, Balcor Equity Pension Investors - IV A Real Estate Limited Partnership (the "Partnership") recognized its share of the decline in the fair value of the 45 West 45th Street Office Building. As a result, net income decreased during 1995 as compared to 1994, and increased during 1994 as compared to 1993. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------
Interest income on short-term investments increased during 1995 compared to 1994 as a result of higher interest rates earned on short-term investments and higher average cash balances available for investment.

Property management fees, which are earned as a percentage of rental and service income collected, decreased during 1995 as compared to 1994 due to the timing of the collection of real estate tax reimbursements at the Evanston Plaza Shopping Center.

Participation in (loss) income of joint venture with affiliates represents the Partnership's share of the operations of the 45 West 45th Street Office Building. The Partnership recognized its share of a decline in the fair value of the 45 West 45th Street Office Building during 1995. As a result, the Partnership recognized participation in loss of joint venture with affiliates during 1995 as compared to participation in income during 1994.

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

Due to increased insurance and payroll costs at both the Gleneagles Apartments and Evanston Plaza Shopping Center, and increased expenditures for roof repairs, painting and appliances at the Gleneagles Apartments, property operating expenses increased during 1994 as compared to 1993.

As a result of higher accounting, legal and portfolio management fees, administrative expenses increased during 1994 as compared to 1993.

The Partnership recognized its share of a decline in the fair value of the 45 West 45th Street Office Building during 1993. As a result, the Partnership recognized participation in income of joint venture with affiliates during 1994 as compared to participation in loss during 1993.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased as of December 31, 1995 as compared to December 31, 1994. Operating activities include cash flow from the operations of the Partnership's properties and short-term investments, which were partially offset by the payment of administrative expenses. Investing activities consisted of net capital contributions to the joint venture with affiliates and financing activities consisted of distributions to the Partners.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During 1995 and 1994, the Gleneagles Apartments and Evanston Plaza Shopping Center generated positive cash flow. During 1995 and 1994, The 45 West 45th Street Office Building, in which the Partnership holds a minority joint venture interest with affiliates, also generated positive cash flow. Significant leasing costs were incurred in 1995 at the 45 West 45th Street Office Building to lease vacant space and renew existing tenant leases which were scheduled to expire. Had these non-recurring expenditures been included in classifying the cash flow performance, this property would have generated a significant cash flow deficit during 1995.

As of December 31, 1995, the Gleneagles Apartments and Evanston Plaza Shopping Center had occupancy rates of 100% and 96%, respectively, while the 45 West 45th Street Office Building had an occupancy rate of 86%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. As a result, the General Partner is exploring an acceleration of its strategy to sell the Partnership's residential properties. Additionally, the General Partner will explore the sale of its commercial properties over the next year if market conditions are favorable.

The Partnership and three affiliates (the "Participants") previously funded a $23,000,000 loan on the 45 West 45th Street Office Building. In February 1995, the Participants received title to the property through foreclosure. The Partnership owns a 15.22% joint venture interest in the property.

The Partnership made four distributions totaling $11.37 per Taxable Interest and $9.76 per Tax-exempt Interest during 1995 as compared to $11.28 per Taxable Interest and $10.09 per Tax-exempt Interest during 1994 and $10.08 per Taxable Interest and $10.53 per Tax-exempt Interest in 1993. See Statements of Partners' Capital for additional information. Average quarterly distributions to Limited Partners remained relatively unchanged during 1995 as compared to 1994 and 1993.

In January 1996, the Partnership paid a distribution of $419,733 ($2.29 per Taxable Interest and $2.26 per Tax-Exempt Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of Cash Flow for the fourth quarter of 1995. Including the January 1996 distribution, Limited Partners have received cumulative distributions of $84.22 per $250 Taxable Interest, of which $83.97 represents Cash Flow from operations and $.25 represents a return of Original Capital, and $82.22 per $250 Tax-exempt Interest, of which $81.97 represents Cash Flow from operations and $.25 represents a return of Original Capital. In January 1996, the Partnership also paid $34,978 to the General Partner as its distributive share of the fourth quarter of 1995 distribution, and made a contribution to the Repurchase Fund in the amount of $11,659.

It should be noted that distributions to Taxable Limited Partners and Tax-exempt Limited Partners are computed by different formulas as set forth in the Prospectus; therefore, the amount of distributions to Taxable Limited Partners when compared to the amount of distributions to Tax-exempt Limited Partners will fluctuate from quarter to quarter. The General Partner expects that the cash flow from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future distributions will be dependent on the amount of cash flow generated from property operations, as to which there can be no assurances.

During 1995, the General Partner used amounts placed in the Repurchase Fund to repurchase 414 Interests from Limited Partners at a cost of $70,752.

In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which establishes accounting standards for impairment of long-lived assets and long-lived assets to be disposed of. This statement has been adopted by the Partnership as of January 1, 1995, and did not have a material impact on the financial position or results of operations of the Partnership.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1995         December 31, 1994
                      -----------------------  -------------------------
                      Financial       Tax        Financial        Tax
                      Statements    Returns     Statements      Returns
                      ----------   -----------  ----------      -------

Total assets         $26,733,957   $38,950,316  $28,010,591  $42,181,782
Partners' capital
  accounts (deficit):
    General Partner     (116,554)      232,138     (109,380)     251,855
    Limited Partners  25,605,915    37,473,570   26,736,406   40,725,852
Net income (loss):
    General Partner      197,170       184,627      191,630      204,184

    Limited Partners     708,532    (1,413,259)     952,500    1,125,994
    Per Limited Part-
      nership Interest       3.82           (A)        5.14           (A)

(A) The net loss is $6.90 per Tax-exempt Interest and $7.70 per Taxable Interest for 1995, and the net income is $5.94 per Tax-exempt Interest and $7.34 per Taxable Interest for 1994.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

On September 14, 1995, the Partnership approved the engagement of Coopers & Lybrand L.L.P. as its independent auditors for the fiscal year ending December 31, 1995 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Partnership effective September 14, 1995. The General Partner of the Partnership approved the change in auditors.

The reports of Ernst & Young LLP on the Partnership's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Partnership's financial statements for each of the two fiscal years ended December 31, 1994, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Equity Partners-IV, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

              TITLE                             OFFICERS
              -----                             --------

Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.

Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of Balcor Equity Partners - IV, the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 7 of Notes to Financial Statements for the information relating to transactions with affiliates.

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
         Partnership       Pension Fund        Interests
         Interests         Syracuse, New York

(b) Balcor Equity Partners-IV and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------       ---------------  ----------------
         Limited              2,556 Interests        1.38%
         Partnership
         Interests

Relatives and affiliates of the officers and partners of the General Partner do not own any Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 7 of Notes to Financial Statements for additional information relating to transactions with affiliates.

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

(16) Letter from Ernst & Young LLP dated September 19, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit 16 to the Registrant's Report on Form 8-K/A dated October 27, 1995 (Commission File No. 0-15648) is hereby incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: A Current Report on form 8-K/A dated October 27, 1995, amending the Current Report on Form 8-K dated September 19, 1995 reporting a change in the Registrant's certifying public accountants, was filed (Commission File No. 0-15648).

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

                         BALCOR EQUITY PENSION INVESTORS-IV
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By: /s/Brian D. Parker
                             ------------------------------
                             Brian D. Parker
                             Senior Vice President, and Chief
                             Accounting and Financial Officer (Principal
                             Accounting and Financial Officer) of Balcor
                             Equity Partners-IV, the General Partner

Date: March 28, 1996
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   ------------------------------------------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Equity
/s/Thomas E. Meador      Partners-IV, the General Partner   March 28, 1996
--------------------                                        --------------
  Thomas E. Meador
                         Senior Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and Financial
                         Officer) of Balcor Equity
/s/Brian D. Parker       Partners-IV, the General Partner   March 28, 1996
--------------------                                        --------------
  Brian D. Parker

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' Capital, for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1995

Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Equity Pension Investors-IV
A Real Estate Limited Partnership:

We have audited the accompanying balance sheet and the financial statement schedule of Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (An Illinois Limited Partnership) as of December 31, 1995 and the related statements of partners' capital (deficit), income and expenses and cash flows for the year then ended. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (An Illinois Limited Partnership) at December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 20, 1996

                        REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Equity Pension Investors-IV
A Real Estate Limited Partnership

We have audited the accompanying balance sheet of Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (An Illinois Limited Partnership) as of December 31, 1994 and the related statements of partners' capital, income and expenses and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Pension Investors-IV A Real Estate Limited Partnership at December 31, 1994 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



                              ERNST & YOUNG LLP


Chicago, Illinois
March 20, 1995

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1995 and 1994

                                    ASSETS

                                                  1995            1994
                                             -------------   -------------
Cash and cash equivalents                    $  3,389,826    $  3,612,180
Accounts and accrued interest receivable           87,630          70,246
Prepaid expenses                                   35,931
Deferred expenses, net of accumulated
  amortization of $9,779 in 1995 and
  $4,191 in 1994                                   46,105          51,693
                                             -------------   -------------
                                                3,559,492       3,734,119
                                             -------------   -------------
Investment in real estate:
  Land                                          6,958,341       6,958,341
  Buildings and improvements                   24,248,600      24,248,600
                                             -------------   -------------
                                               31,206,941      31,206,941
  Less accumulated depreciation                 9,171,989       8,363,940
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                     22,034,952      22,843,001
                                             -------------   -------------
Investment in joint venture
  with affiliates                               1,139,513       1,433,471
                                             -------------   -------------
                                             $ 26,733,957    $ 28,010,591
                                             =============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $    105,783    $     44,724
Due to affiliates                                  16,286          54,646
Accrued liabilities, principally
  real estate taxes                             1,034,351       1,176,087
Security deposits                                  88,176         108,108
                                             -------------   -------------
    Total liabilities                           1,244,596       1,383,565
                                             -------------   -------------
Limited Partners' capital (185,486
  Interests issued and
  outstanding)                                 25,605,915      26,736,406
General Partner's deficit                        (116,554)       (109,380)
                                             -------------   -------------
    Total partners' capital                    25,489,361      26,627,026
                                             -------------   -------------
                                             $ 26,733,957    $ 28,010,591
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1995, 1994 and 1993

                                   Partners' Capital (Deficit) Accounts
                                 ------------- ------------- -------------
                                                   General       Limited
                                      Total        Partner      Partners
                                 ------------- ------------- -------------
Balance at December 31, 1992     $ 29,408,145  $    (63,076) $ 29,471,221
Cash distributions to:
  Limited Partners (A)             (1,945,152)                 (1,945,152)
  General Partner                    (216,128)     (216,128)
Net income for the year
  ended December 31, 1993             339,089       188,500       150,589
                                 ------------- ------------- -------------
Balance at December 31, 1993       27,585,954       (90,704)   27,676,658
Cash distributions to:
  Limited Partners (A)             (1,892,752)                 (1,892,752)
  General Partner                    (210,306)     (210,306)
Net income for the year
  ended December 31, 1994           1,144,130       191,630       952,500
                                 ------------- ------------- -------------
Balance at December 31, 1994       26,627,026      (109,380)   26,736,406
Cash distributions to:
  Limited Partners (A)             (1,839,023)                 (1,839,023)
  General Partner                    (204,344)     (204,344)
Net income for the year
  ended December 31, 1995             905,702       197,170       708,532
                                 ------------- ------------- -------------
Balance at December 31, 1995     $ 25,489,361  $   (116,554) $ 25,605,915
                                 ============= ============= =============

(A)  Summary of cash distributions paid per Interest:

                                      1995          1994          1993
                                 ------------- ------------- -------------
Taxable
-----------------
  First Quarter                  $       3.24  $       2.50  $       2.57
  Second Quarter                         2.98          2.94          2.45
  Third Quarter                          2.86          3.08          2.56
  Fourth Quarter                         2.29          2.76          2.50

Tax-exempt
-----------------
  First Quarter                          2.50          2.59          2.50
  Second Quarter                         2.50          2.50          2.50
  Third Quarter                          2.50          2.50          2.50
  Fourth Quarter                         2.26          2.50          3.03

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994 and 1993

                                      1995          1994          1993
                                 ------------- ------------- -------------
Income:
  Rental                         $  3,724,300  $  3,677,124  $  3,433,321
  Service                           1,288,507     1,278,641     1,034,957
  Interest on short-term
    investments                       178,914       132,638        88,276
                                 ------------- ------------- -------------
    Total income                    5,191,721     5,088,403     4,556,554
                                 ------------- ------------- -------------

Expenses:
  Depreciation                        808,049       808,049       808,049
  Property operating                1,204,793     1,217,820       994,022
  Real estate taxes                 1,324,473     1,290,821     1,255,764
  Property management fees            250,356       296,144       233,191
  Administrative                      326,279       350,877       292,533
                                 ------------- ------------- -------------
    Total expenses                  3,913,950     3,963,711     3,583,559
                                 ------------- ------------- -------------
Income before participation in
 (loss) income of joint venture
 with affiliates                    1,277,771     1,124,692       972,995

Participation in (loss) income
 of joint venture with
 affiliates                          (372,069)       19,438      (633,906)
                                 ------------- ------------- -------------
Net income                       $    905,702  $  1,144,130  $    339,089
                                 ============= ============= =============
Net income allocated to General
  Partner                        $    197,170  $    191,630  $    188,500
                                 ============= ============= =============
Net income allocated to Limited
  Partners                       $    708,532  $    952,500  $    150,589
                                 ============= ============= =============
Net income per Limited
  Partnership Interest (185,486
  issued and outstanding)        $       3.82  $       5.14  $       0.81
                                 ============= ============= =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993

                                     1995          1994          1993
                                 ------------- ------------- -------------
Operating activities:
  Net income                     $    905,702  $  1,144,130  $    339,089
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Participation in loss
      (income) of joint venture
      with affiliates                 372,069       (19,438)      633,906
     Depreciation of properties       808,049       808,049       808,049
     Amortization of deferred
      expenses                          5,588         4,191
     Payment of deferred expenses                   (55,884)
     Net change in:
       Accounts and accrued
          interest receivable         (17,384)      841,031       (82,785)
       Prepaid expenses               (35,931)
       Accounts payable                61,059         5,580       (18,489)
       Due to affiliates              (38,360)       22,213         4,378
       Accrued liabilities           (141,736)      239,914        72,360
       Security deposits              (19,932)       (7,629)       18,496
                                 ------------- ------------- -------------
  Net cash provided by
    operating activities            1,899,124     2,982,157     1,775,004
                                 ------------- ------------- -------------
Investing activities:
  Capital contribution to joint
   venture - affiliates               (95,901)
  Distributions from joint
   venture - affiliates                17,790                     275,720
                                 -------------               -------------
  Net cash used in or provided
   by investing activities            (78,111)                    275,720
                                 -------------               -------------
Financing activities:
  Distributions to Limited
    Partners                       (1,839,023)   (1,892,752)   (1,945,152)
  Distributions to General
    Partner                          (204,344)     (210,306)     (216,128)
                                 ------------- ------------- -------------
  Cash used in financing
    activities                     (2,043,367)   (2,103,058)   (2,161,280)
                                 ------------- ------------- -------------
Net change in cash and cash
  equivalents                        (222,354)      879,099      (110,556)
Cash and cash equivalents at
  beginning of year                 3,612,180     2,733,081     2,843,637
                                 ------------- ------------- -------------
Cash and cash equivalents at
  end of year                    $  3,389,826  $  3,612,180  $  2,733,081
                                 ============= ============= =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Equity Pension Investors-IV A Real Estate Limited Partnership ("the Partnership") is engaged principally in the operation of residential, commercial and retail real estate located in various markets within the United States.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:


               Buildings and improvements       25 to 30 years
               Furniture and fixtures           5 years

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

(c) Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties by dividing the property's expected net operating income by a risk adjusted rate of return which considers economic and demographic conditions in the market. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

Loan losses on mortgage notes receivable were charged to income when the General Partner believed the loan balance would not be recovered. The General Partner assesses the collectibility of each loan on a periodic basis through a review of the collateral property operations, the property value and the borrower's ability to repay the loan. Upon foreclosure, the loan balance was transferred to real estate, after the fair value of the property less costs of disposal were assessed. Upon the transfer to real estate, a new basis in the property was established consistent with Partnerships investment objectives to own income producing real property to be held for long-term appreciation, real estate acquired through foreclosure was recorded as investment in real estate.

(d) Investment in joint venture with affiliates represents the Partnership's 15.22% interest, under the equity method of accounting, in a joint venture with affiliated partnerships. Under the equity method of accounting, the Partnership records its initial investment at cost and adjusts its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

(e) Deferred expenses consist of leasing commissions which are amortized over the life of each respective lease.

(f) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases is recognized on a straight line basis over the respective lease term. Service income includes reimbursements from operating costs such as real estate taxes, maintenance and insurance and is recognized as revenue in the period the applicable costs are incurred.

(g) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate from its disclosure requirements.

(h) Cash and cash equivalents include all unrestricted highly liquid investments with an original maturity of three months or less. Cash and cash equivalents are held or invested primarily in one type of commercial paper.

(i) The Partnership is not liable for Federal income taxes and each Partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(j) Several reclassifications have been made to the previously reported 1994 and 1993 financial statements to conform with the classifications used in 1995. These reclassifications have not changed the 1994 and 1993 results.

3. Partnership Agreement:

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

Pursuant to the terms set forth in the Partnership Agreement, "Operating Income from Real Properties" of the Partnership will be allocated 10% to the General Partner and 90% to the Limited Partners; "Operating Losses from Real Properties" and certain other components will be allocated 1% to the General Partner and 99% to the Limited Partners; and "Other 'Operating Income' or 'Operating Losses'" will be allocated 10% to the General Partner and 90% to the Limited Partners.

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

At the sole discretion of the General Partner and subject to certain limitations, amounts placed in the Repurchase Fund have become available to be used to repurchase Interests from existing Limited Partners. During 1995, the General Partner used amounts placed in the Repurchase Fund to repurchase 414 Interests from Limited Partners at a cost of $70,752. An amount not to exceed that originally allocated to the Repurchase Fund will be returned to the Partnership at liquidation if necessary to permit payment to the Limited Partners of their "Original Capital" plus any deficiency in their "Liquidation Preference," as defined in the Partnership Agreement.

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

4. Management Agreements:

As of December 31, 1995, both of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees ranging from 3% to 6% of gross operating receipts for the commercial property and of 5% for the residential property.

5. Investment in Joint Venture with Affiliates:

In 1995, the Partnership and three affiliates (the "Participants") acquired title to the 45 West 45th Street Office Building. The Partnership's investment had been reclassified from loan in substantive foreclosure to an investment in joint venture with affiliates, effective January 1993, because in the General Partner's opinion the borrower had effectively surrendered control of the property. Profits and losses, all capital contributions and distributions are allocated in accordance with the Participants' original funding percentages. The Partnership's sharing percentage is 15.22%. During 1995 and 1993, the Partnership recognized losses of $376,391 and $900,000, respectively, as its share of the reduction in the carrying value of the property. These amounts are included in the Partnership's participation in (loss) income of joint venture with affiliates. In addition, during 1995 and 1993, the Partnership received distributions from the joint venture totaling $17,790 and $275,720, respectively; and made contributions of $95,901 in 1995.

6. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1995 in the financial statements is $2,134,334 greater than the tax loss the same period.

7. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/95         12/31/94         12/31/93
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Mortgage servicing fees   $ 1,484    None $  8,750 $   729 $  8,750 $   729
Property management fees None None 281,422 None 234,845 16,670 Reimbursement of expenses to the General Partner,
  at cost:
    Accounting             41,297   3,023   48,642  20,809   40,999   3,391
    Data processing        14,275   1,034   26,543   5,752   29,295   6,725
    Investor communica-
      tions                 7,470    None   18,961   6,461   19,128   1,582
    Legal                  12,945   1,493    8,311   3,497    3,978     329
    Portfolio management   73,979  10,736   27,917  12,020   25,055   2,072
    Other                   6,121    None   11,434   5,378   11,302     935

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program, however, the General Partner is reimbursed for expenses. The Partnership paid premiums to the deductible insurance program of $19,410, $26,864 and $17,378 for 1995, 1994 and 1993, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed both of the Partnership's properties until the affiliate was sold to a third party in November 1994.

8. Rentals under Operating Leases:

The Partnership receives rental income from the leasing of space at the Evanston Plaza Shopping Center under operating leases. The minimum future rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) based on operating leases held at December 31, 1995 are approximately as follows:

                         1996           $1,602,000
                         1997            1,526,000
                         1998            1,392,000
                         1999            1,442,000
                         2000            1,438,000
                         Thereafter      7,780,000
                                       -----------
                                       $15,180,000
                                       ===========

These rentals include amounts relating to land leases which the Partnership entered into with certain tenants of the shopping center.

Minimum rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales in excess of stipulated minimums. Percentage rentals were not significant during 1995, 1994 and 1993. The Partnership is subject to the usual business risks regarding the collection of the rentals.

Approximately 24% and 17% of the space at Evanston Plaza Shopping Center is leased to Office Depot and Frank's Nursery, respectively. Of the Partnership's total rental income recognized during 1995, 30% and 21% relates to Office Depot and Frank's Nursery, respectively. Office Depot's lease runs through September 2002, while Frank's Nursery's lease runs through August 2007.

9. Fair Values of Financial Instruments:

As of December 31, 1995, the carrying amounts of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximate fair value.

10. Subsequent Event:

In January 1996, the Partnership paid $419,733 to Limited Partners, representing the regular quarterly distribution of available Cash Flow of $2.29 per Taxable Interest and $2.26 per Tax-exempt Interest for the fourth quarter of 1995.

                                   BALCOR EQUITY PENSION INVESTORS-IV
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                          as of December 31, 1995
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
                                      ==========  ===========  ==========  ========  ===========

                                   BALCOR EQUITY PENSION INVESTORS-IV
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
       Col. A                          Col. E                 Col. F      Col. G   Col. H     Col. I
-------------------       --------------------------------   --------    --------  ------ --------------
                               Gross Amounts at Which                                      Life Upon
                             Carried at Close of Period                                   Which Depre-
                          --------------------------------                                 ciation in
                                    Buildings               Accumulated    Date     Date  Latest Income
                                     and Im-       Total     Deprecia-   of Con-    Acq-    Statement
    Description             Land    provements     (c)(d)     tion(d)    struction uired  is Computed
-------------------      --------- -----------  ----------- -----------  --------- -----  --------------
Evanston Plaza Shopping
  Center, approx.
  170,000 sq. ft. in
  Evanston, IL          $4,653,029 $12,945,459  $17,598,488  $4,543,030     1987   11/87       (e)

Gleneagles Apartments,
  292 units in Dade
  County, FL             2,305,312  11,303,141   13,608,453   4,628,959     1987    6/87       (e)
                        ---------- -----------  -----------  ----------

    Total               $6,958,341 $24,248,600  $31,206,941  $9,171,989
                        ========== ===========  ===========  ==========

See Notes (a) through (e) following.

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

(c) The aggregate cost of land for Federal income tax purposes is $7,487,141 and the aggregate cost of buildings and improvements for Federal income tax purposes is $26,441,518. The total of these assets is $33,928,659.

(d)                          Reconciliation of Real Estate
                             -----------------------------

                                       1995         1994         1993
                                    ----------   ----------   ----------

    Balance at beginning of year   $31,206,941  $31,206,941  $31,206,941

                                   -----------  -----------  -----------
    Balance at end of year         $31,206,941  $31,206,941  $31,206,941
                                   ===========  ===========  ===========


                      Reconciliation of Accumulated Depreciation
                      ------------------------------------------


                                       1995         1994         1993
                                    ----------   ----------   ----------

    Balance at beginning of year    $8,363,940   $7,555,891   $6,747,842

    Depreciation expense for
      the year                         808,049      808,049      808,049
                                    ----------   ----------   ----------

    Balance at end of year          $9,171,989   $8,363,940   $7,555,891
                                    ==========   ==========   ==========



(e) Depreciation expense is computed based upon the following estimated useful lives:


               Buildings and improvements       25 to 30 years
               Furniture and fixtures            5 years