Form 10-Q
period 1996-03-31
BALCOR EQUITY PENSION INVESTORS IV
filed 1996-05-14
CIK 796805

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               --------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------
Commission file number 0-15648
                       -------
                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Illinois                                      36-3447130
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road, Suite A200
Bannockburn, Illinois                                     60015
- ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  (Unaudited)

                                    ASSETS

                                                    1996            1995
                                               -------------   -------------
Cash and cash equivalents                      $  3,216,610    $  3,389,826
Accounts and accrued interest receivable            126,412          87,630
Prepaid expenses                                      8,983          35,931
Deferred expenses, net of accumulated
  amortization of $11,176 in 1996 and
  $9,779 in 1995                                     44,708          46,105
                                               -------------   -------------
                                                  3,396,713       3,559,492
                                               -------------   -------------
Investment in real estate:
  Land                                            6,958,341       6,958,341
  Buildings and improvements                     24,248,600      24,248,600
                                               -------------   -------------
                                                 31,206,941      31,206,941
  Less accumulated depreciation                   9,374,001       9,171,989
                                               -------------   -------------
Investment in real estate, net of
  accumulated depreciation                       21,832,940      22,034,952
                                               -------------   -------------
Investment in joint venture
  with affiliates                                 1,090,715       1,139,513
                                               -------------   -------------
                                               $ 26,320,368    $ 26,733,957
                                               =============   =============

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $     40,259    $    105,783
Due to affiliates                                    26,370          16,286
Accrued real estate taxes                           841,412       1,034,351
Security deposits                                    85,264          88,176
                                               -------------   -------------
     Total liabilities                              993,305       1,244,596
                                               -------------   -------------
Limited Partners' capital (185,486
  Interests issued and
  outstanding)                                   25,441,540      25,605,915
General Partner's deficit                          (114,477)       (116,554)
                                               -------------   -------------
     Total partners' capital                     25,327,063      25,489,361
                                               -------------   -------------
                                               $ 26,320,368    $ 26,733,957
                                               =============   =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)


                                                    1996            1995
                                               -------------   -------------
Income:
  Rental                                       $  1,008,520    $    920,219
  Service                                           154,512         200,604
  Interest on short-term investments                 42,355          51,556
                                               -------------   -------------
    Total income                                  1,205,387       1,172,379
                                               -------------   -------------

Expenses:
  Depreciation                                      202,012         202,012
  Property operating                                276,972         220,333
  Real estate taxes                                 324,237         307,374
  Property management fees                           56,414          60,326
  Administrative                                     54,070          81,682
                                               -------------   -------------
    Total expenses                                  913,705         871,727
                                               -------------   -------------
Income before participation in
  loss of joint venture with
  affiliates                                        291,682         300,652
Participation in income (loss) of joint
  venture with affiliates                            12,390         (15,984)
                                               -------------   -------------
Net income                                     $    304,072    $    284,668
                                               =============   =============
Net income allocated to General Partner        $     48,714    $     46,774
                                               =============   =============
Net income allocated to Limited Partners       $    255,358    $    237,894
                                               =============   =============
Net income per Limited Partnership Interest
    (185,486 issued and outstanding)           $       1.38    $       1.28
                                               =============   =============
Distribution to General Partner                $     46,637    $     52,987
                                               =============   =============
Distribution to Limited Partners               $    419,733    $    476,897
                                               =============   =============
Distribution per Limited Partnership
    Interest:

    Taxable                                    $       2.29    $       3.24
                                               =============   =============
    Tax-exempt                                 $       2.26    $       2.50
                                               =============   =============


The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (Unaudited)

                                                    1996            1995
                                               -------------   -------------
Operating activities:
  Net income                                   $    304,072    $    284,668
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Participation in (income) loss of
        joint venture with affiliates               (12,390)         15,984
      Depreciation of properties                    202,012         202,012
      Amortization of deferred expenses               1,397           1,397
      Net change in:
        Accounts and accrued interest
          receivable                                (38,782)        (47,138)
        Prepaid expenses                             26,948         (14,238)
        Accounts payable                            (65,524)        (16,747)
        Due to affiliates                            10,084          29,377
        Accrued liabilities                        (192,939)       (181,147)
        Security deposits                            (2,912)         (4,292)
                                               -------------   -------------
  Net cash provided by operating activities         231,966         269,876
                                               -------------   -------------

Investing activities:
  Capital contribution to joint
    venture - affiliates                                            (38,919)
  Distribution from joint
    venture - affiliates                             61,188
                                               -------------   -------------
  Cash provided by (used in)
    investing activities                             61,188         (38,919)
                                               -------------   -------------

Financing activities:
  Distribution to Limited Partners                 (419,733)       (476,897)
  Distribution to General Partner                   (46,637)        (52,987)
                                               -------------   -------------
  Cash used in financing activities                (466,370)       (529,884)
                                               -------------   -------------

Net change in cash and cash equivalents            (173,216)       (298,927)
Cash and cash equibalents at beginning
  of period                                       3,389,826       3,612,180
                                               -------------   -------------

Cash and cash equivalents at end of period     $  3,216,610    $  3,313,253
                                               =============   =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1996 are:

                                            Paid       Payable
                                         -----------   --------
   Reimbursement of expenses to
     the General Partner, at cost          $11,655     $26,370

3. Subsequent Event:

In April 1996, the Partnership made a distribution of $419,733 ($2.29 per Taxable Interest and $2.26 per Tax-exempt Interest) to the holders of Limited Partnership Interests, representing the regular quarterly distribution for the first quarter of 1996.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1986 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $46,371,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund one acquisition loan and acquire two real property investments. As of March 31, 1996, the Partnership owns two properties and holds a minority interest in a joint venture with affiliates.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

Net income remained relatively unchanged for the quarter ended March 31, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

Decreased common area maintenance reimbursements from tenants at the Evanston Plaza Shopping Center resulted in decreased service income during 1996 as compared to 1995.

As a result of lower interest rates earned on short-term investments, interest income on short-term investments decreased during 1996 as compared to 1995.

Property operating expenses increased as a result of increased insurance costs at the Evanston Plaza Shopping Center and increased insurance costs and expenditures for floor coverings at Gleneagles Apartments for 1996 as compared to 1995.

Lower accounting and legal fees resulted in a decrease in administrative expenses during 1996 as compared to 1995.

Participation in (loss) income of joint venture with affiliates represents the partnership's share of the operations of the 45 West 45th Street Office Building. The Partnership recognized participation in income of joint venture with affiliates during 1996 as compared to a loss during 1995 due to lower interior maintenance and repairs and legal expenses during 1996.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership decreased by approximately $173,000 as of March 31, 1996 as compared to December 31, 1995. Cash flow of approximately $232,000 was provided by operating activities during 1996 consisting of cash flow from the operations of properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Cash provided by investing activities of approximately $61,000 consisted of the distribution received from the joint venture with affiliates. Financing activities consisted of distributions to the Partners of approximately $466,000.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. For the quarters ended March 31, 1996 and 1995, the Gleneagles Apartments and Evanston Plaza Shopping Center generated positive cash flow. The 45 West 45th Street Office Building, in which the Partnership holds a minority joint venture interest with affiliates, generated positive cash flow during 1996 and a marginal deficit during 1995. The improvement in the cash flow of this property was due to lower property operating expenses. Significant leasing costs were incurred in 1995 at the 45 West 45th Street Office Building to lease vacant space and renew existing tenant leases which were scheduled to expire. These nonrecurring expenditures were not included in classifying the cash flow performance of the property. Had these nonrecurring expenditures been included in classifying the cash flow performance, this property would have generated a significant cash flow deficit during 1995.

As of March 31, 1996, the Gleneagles Apartments and Evanston Plaza Shopping Center had occupancy rates of 99% and 85%, respectively, while the 45 West 45th Street Office Building had an occupancy rate of 86%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

As previously reported, the General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. Currently, the Partnership is preparing to market its residential property for sale. In addition, the General Partner is marketing the commercial property in which the Partnership holds a minority joint venture interest. The General Partner will explore the sale of the Partnership's remaining commercial property over the next year if market conditions are favorable.

In April 1996, the Partnership paid a distribution of $419,733 ($2.29 per Taxable Interest and $2.26 per Tax-Exempt Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of Cash Flow for the first quarter of 1996. Including the April 1996 distribution, Limited Partners have received cumulative distributions of $86.51 per $250 Taxable Interest, of which $86.26 represents Cash Flow from operations and $.25 represents a return of Original Capital, and $84.48 per $250 Tax-exempt Interest, of which $84.23 represents Cash Flow from operations and $.25 represents a return of Original Capital. In April 1996, the Partnership also paid $34,978 to the General Partner as its distributive share of the first quarter of 1996 distribution, and made a contribution to the Repurchase Fund of $11,659.

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

Changing interest rates can impact real estate values in several ways. Generally, declining interest rates may lower the cost of capital allowing buyers to pay more for a property whereas rising interest rates may increase the cost of capital and lower the price of real estate.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1996 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR EQUITY PENSION INVESTORS-IV
                              A REAL ESTATE LIMITED PARTNERSHIP



                              By: /s/Thomas E. Meador
                                  ------------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Equity Partners-IV the General Partner



                              By: /s/Brian Parker
                                  ------------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Equity Partners-IV the
                                  General Partner


Date:  May 14, 1996
      -----------------------