Form 10-Q
period 1996-06-30
BALCOR EQUITY PENSION INVESTORS IV
filed 1996-08-14
CIK 796805

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                  (Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------
OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                   1996           1995
                                             -------------- --------------
Cash and cash equivalents                    $   3,606,899  $   3,389,826
Accounts and accrued interest receivable            89,590         87,630
Prepaid expenses                                    92,280         35,931
Deferred expenses, net of accumulated
  amortization of $12,573 in 1996 and
  $9,779 in 1995                                    43,311         46,105
                                             -------------- --------------
                                                 3,832,080      3,559,492
                                             -------------- --------------
Investment in real estate:
  Land                                           6,958,341      6,958,341
  Buildings and improvements                    24,248,600     24,248,600
                                             -------------- --------------
                                                31,206,941     31,206,941
  Less accumulated depreciation                  9,576,013      9,171,989
                                             -------------- --------------
Investment in real estate, net of
  accumulated depreciation                      21,630,928     22,034,952
                                             -------------- --------------
Investment in joint venture
  with affiliates                                1,129,269      1,139,513
                                             -------------- --------------
                                             $  26,592,277  $  26,733,957
                                             ============== ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      58,379  $     105,783
Due to affiliates                                   29,367         16,286
Accrued real estate taxes                        1,165,649      1,034,351
Security deposits                                   75,773         88,176
                                             -------------- --------------
     Total liabilities                           1,329,168      1,244,596
                                             -------------- --------------
Limited Partners' capital (185,486
  Interests issued and outstanding)             25,365,673     25,605,915
General Partner's deficit                         (102,564)      (116,554)
                                             -------------- --------------
     Total partners' capital                    25,263,109     25,489,361
                                             -------------- --------------
                                             $  26,592,277  $  26,733,957
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)


                                                   1996           1995
                                             -------------- --------------
Income:
  Rental                                     $   1,973,101  $   1,829,540
  Service                                          600,163        630,850
  Interest on short-term investments                82,511        103,547
                                             -------------- --------------
    Total income                                 2,655,775      2,563,937
                                             -------------- --------------
Expenses:
  Depreciation                                     404,024        404,024
  Property operating                               567,971        630,506
  Real estate taxes                                648,474        607,208
  Property management fees                         124,440        126,404
  Administrative                                   239,389        181,043
                                             -------------- --------------
    Total expenses                               1,984,298      1,949,185
                                             -------------- --------------
Income before participation in income
  (loss) of joint venture with affiliates          671,477        614,752
Participation in income (loss) of joint
  venture with affiliates                           35,010        (25,054)
                                             -------------- --------------
Net income                                   $     706,487  $     589,698
                                             ============== ==============
Net income allocated to General Partner      $     107,263  $      95,584
                                             ============== ==============
Net income allocated to Limited Partners     $     599,224  $     494,114
                                             ============== ==============
Net income per Limited Partnership Interest
  (185,486 issued and outstanding)           $        3.23  $        2.66
                                             ============== ==============
Distributions to General Partner             $      93,273  $     105,454
                                             ============== ==============
Distributions to Limited Partners            $     839,466  $     949,162
                                             ============== ==============
Distributions per Limited Partnership
  Interest:

   Taxable                                   $        4.58  $        6.22
                                             ============== ==============
   Tax-exempt                                $        4.52  $        5.00
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                   1996           1995
                                             -------------- --------------
Income:
  Rental                                     $     964,581  $     909,321
  Service                                          445,651        430,246
  Interest on short-term investments                40,156         51,991
                                             -------------- --------------
    Total income                                 1,450,388      1,391,558
                                             -------------- --------------

Expenses:
  Depreciation                                     202,012        202,012
  Property operating                               290,999        410,173
  Real estate taxes                                324,237        299,834
  Property management fees                          68,026         66,078
  Administrative                                   185,319         99,361
                                             -------------- --------------
    Total expenses                               1,070,593      1,077,458
                                             -------------- --------------
Income before participation in income
  (loss) of joint venture with affiliates          379,795        314,100
Participation in income (loss) of joint
  venture with affiliates                           22,620         (9,070)
                                             -------------- --------------
Net income                                   $     402,415  $     305,030
                                             ============== ==============
Net income allocated to General Partner      $      58,549  $      48,810
                                             ============== ==============
Net income allocated to Limited Partners     $     343,866  $     256,220
                                             ============== ==============
Net income per Limited Partnership Interest
  (185,486 issued and outstanding)           $        1.85  $        1.38
                                             ============== ==============
Distribution to General Partner              $      46,636  $      52,467
                                             ============== ==============
Distribution to Limited Partners             $     419,733  $     472,265
                                             ============== ==============
Distribution per Limited Partnership
  Interest:

   Taxable                                   $        2.29  $        2.98
                                             ============== ==============
   Tax-exempt                                $        2.26  $        2.50
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                   1996           1995
                                             -------------- --------------
Operating activities:
  Net income                                 $     706,487  $     589,698
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Participation in (income) loss of
        joint venture with affiliates              (35,010)        25,054
      Depreciation of properties                   404,024        404,024
      Amortization of deferred expenses              2,794          2,794
      Net change in:
        Accounts and accrued interest
          receivable                                (1,960)        (9,150)
        Prepaid expenses                           (56,349)       (89,828)
        Accounts payable                           (47,404)       (17,370)
        Due to affiliates                           13,081        (47,867)
        Accrued liabilities                        131,298         20,775
        Security deposits                          (12,403)           851
                                             -------------- --------------
  Net cash provided by operating activities      1,104,558        878,981
                                             -------------- --------------

Investing activities:
  Capital contribution to joint
    venture - affiliates                           (15,934)       (38,919)
  Distribution from joint
    venture - affiliates                            61,188         17,790
                                             -------------- --------------
  Cash provided by (used in)
    investing activities                            45,254        (21,129)
                                             -------------- --------------

Financing activities:
  Distributions to Limited Partners               (839,466)      (949,162)
  Distributions to General Partner                 (93,273)      (105,454)
                                             -------------- --------------
  Cash used in financing activities               (932,739)    (1,054,616)
                                             -------------- --------------
Net change in cash and cash equivalents            217,073       (196,764)

Cash and cash equivalents at beginning
  of period                                      3,389,826      3,612,180
                                             -------------- --------------
Cash and cash equivalents at end of period   $   3,606,899  $   3,415,416
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1996 are:


                                           Paid
                                   -----------------------
                                     Six Months    Quarter    Payable
                                    ------------  ---------  ----------

   Reimbursement of expenses to
     the General Partner, at cost       $42,357    $30,702   $29,367


3. Subsequent Event:

In July 1996, the Partnership made a distribution of $419,733 ($2.29 per Taxable Interest and $2.26 per Tax-exempt Interest) to the holders of Limited Partnership Interests, representing the regular quarterly distribution for the second quarter of 1996.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1986 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $46,371,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund one acquisition loan and acquire two real property investments. As of June 30, 1996, the Partnership owns two properties and holds a minority interest in a joint venture with affiliates.

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

Operations
- ----------

Summary of Operations
- ---------------------

Net income increased for the six months and quarter ended June 30, 1996 as compared to the same periods in 1995 due to improved operations at the Partnership's two properties. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the six months and quarters ended June 30, 1996 and 1995.

Primarily due to higher rental rates at Gleneagles Apartments, rental income increased during 1996 as compared to 1995.

As a result of lower interest rates earned on short-term investments, interest income on short-term investments decreased during 1996 as compared to 1995.

As a result of lower tenant related expenditures at the Evanston Plaza Shopping Center property operating expenses decreased during 1996 as compared to 1995.

The Partnership incurred higher consulting, postage and printing costs in connection with its response to a tender offer during the second quarter of 1996. As a result, administrative expenses increased during 1996 as compared to 1995.

Participation in income (loss) of joint venture with affiliates represents the partnership's share of the operations of the 45 West 45th Street Office Building. The Partnership recognized participation in income of joint venture with affiliates during 1996 as compared to a loss during 1995 due to lower interior maintenance and repairs and legal expenses incurred during 1996.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $217,000 as of June 30, 1996 as compared to December 31, 1995. Cash flow of approximately $1,105,000 was provided by operating activities during 1996 consisting of cash flow from the operations of properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Cash provided by investing activities of approximately $45,000 consisted of the net distribution received from the joint venture with affiliates. Financing activities consisted of distributions to the Partners of approximately $933,000.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. For the six months ended June 30, 1996 and 1995, the Gleneagles Apartments and Evanston Plaza Shopping Center generated positive cash flow. The 45 West 45th Street Office Building, in which the Partnership holds a minority joint venture interest with affiliates, generated positive cash flow during 1996 and a significant cash flow deficit during 1995. The improvement in the cash flow of this property was due to lower interior maintenance and repairs and legal expenses incurred during 1996. In addition, significant leasing costs were incurred in 1995 at the 45 West 45th Street Office Building to lease vacant space and renew existing tenant leases which were scheduled to expire. These nonrecurring expenditures were not included in classifying the cash flow performance of the property.

As of June 30, 1996, the Gleneagles Apartments and Evanston Plaza Shopping Center had occupancy rates of 98% and 85%, respectively, while the 45 West 45th Street Office Building had an occupancy rate of 86%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties. Currently, the Partnership has entered into a contract to sell the 45 West 45th Street Office Building in which the Partnership holds a minority joint venture interest for a sales price of $10,500,000. The Partnership is marketing its residential property for sale. In addition, the General Partner is exploring the sale of the Partnership's remaining commercial property. The General Partner examines each property individually by property type and market in determining the optimal time to sell each property.

In June 1996, Heitman/JMB Advisory Corporation, an unaffiliated third party, initiated discussions with the General Partner for a potential sale of all of the properties of the Partnership. These discussions did not result in any agreement of terms between the parties, and it is unlikely at this time that a sale of the Partnership's assets to them will be consummated. This will not affect the Partnership's strategy as described in the preceding paragraph.

In July 1996, the Partnership paid a distribution of $419,733 ($2.29 per Taxable Interest and $2.26 per Tax-exempt Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of Cash Flow for the second quarter of 1996. Including the July 1996 distribution, Limited Partners have received cumulative distributions of $88.80 per $250 Taxable Interest, of which $88.55 represents Cash Flow from operations and $.25 represents a return of Original Capital, and $86.74 per $250 Tax-exempt Interest, of which $86.49 represents Cash Flow from operations and $.25 represents a return of Original Capital. In July 1996, the Partnership also paid $34,978 to the General Partner as its distributive share of the second quarter of 1996 distribution, and made a contribution to the Repurchase Fund of $11,659.

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

During the six months ended June 30, 1996, the General Partner on behalf of the Partnership used amounts placed in the Repurchase Fund to repurchase 190 Interests from Limited Partners at a total cost of $32,493.

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

                      BALCOR EQUITY PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
- --------------------------

Proposed Class and Derivative Action Lawsuits
- -----------------------------------------------

On May 22, 1996, a proposed class and derivative action complaint was filed, Chipain vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 05299) (the "Chipain Case"), naming the General Partner and the general partners (together, the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together, with the Partnership, the "Affiliated Partnerships") as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

The Walton and Insignia Defendants filed motions to dismiss the complaint, which were granted on June 5, 1996. The plaintiffs filed an amended complaint, which all defendants then moved to dismiss. On June 18, 1996, the court dismissed the complaint in its entirety as to the Walton and Insignia Defendants and as to the Balcor Defendants on all counts on which dismissal was sought.

On June 14, 1996, a second proposed class and derivative action complaint was filed in Chancery Court, Dee vs. Walton Street Capital Acquisition II, LLC (Case No. 96 CH 06283) (the "Dee Case"). On July 1, 1996, a proposed class action complaint was filed in the same court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996. The same day, the plaintiffs in the Chipain Case withdrew their complaint. The Dee/Anderson Case names the Balcor Defendants, the Affiliated Partnerships, and the Walton and Insignia Defendants, as defendants. The complaint seeks to assert class and derivative claims against the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the General Partner's and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs request certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the Balcor Defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

ITEM 5.  Other Information
- --------------------------

45 West 45th Street
- -------------------

In 1988 and 1989, the Partnership and three affiliates (the "Participants") funded a $23,000,000 loan collateralized by the 45 West 45th Street Office Building, New York City, New York. The Partnership's participation in the loan was $3,500,000, for a participating percentage of approximately 15%. In 1993, the Participants cashed a letter of credit in the amount of $483,000 previously received from the borrower as partial collateral for the loan which was applied to the principal amount of the loan. The Partnership's share of the proceeds was $73,500. In 1995, a limited partnership (the "Limited Partnership") in which each of the Participants holds an interest equal to its participating percentage in the loan obtained title to the property pursuant to an uncontested foreclosure.

On July 29, 1996, the Limited Partnership contracted to sell the property for a sale price of $10,300,000 to an unaffiliated party, Olmstead Properties, Inc., a New York corporation. The purchaser has deposited $100,000 into an escrow account as earnest money. The remainder of the sale price will be payable in cash no later than the closing, scheduled for October 25, 1996. From the proceeds of the sale, the Limited Partnership will pay $257,500 to a third party as a brokerage commission. The Limited Partnership will receive the remaining proceeds of $10,042,500, less closing costs. Of such proceeds, an amount not to exceed $500,000 will be retained by the Limited Partnership and will not be available for use or distribution by the Limited Partnership until 150 days after the closing. The Partnership's share of total net proceeds is expected to be approximately $1,528,000, less the Partnership's share of closing costs. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Limited Partnership for actual expenses incurred in connection with the sale.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the property may not occur.
Item 6. Exhibits and Reports on Form 8-K
- -----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1996 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1996.

(99)(a) Agreement of Sale dated July 29, 1996 relating to the contract to sell the 45th Street Office Building in New York City, New York is attached hereto.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR EQUITY PENSION INVESTORS-IV
                              A REAL ESTATE LIMITED PARTNERSHIP



                              By: /s/ Thomas E. Meador
                                  ------------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Equity Partners-IV the General Partner



                              By: /s/ Brian Parker
                                  ------------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Equity Partners-IV the
                                  General Partner


Date:  August 14, 1996
      -----------------------