Form 10-Q
period 1996-09-30
BALCOR EQUITY PENSION INVESTORS IV
filed 1996-11-14
CIK 796805

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                  1996           1995
                                             -------------- --------------
Cash and cash equivalents                    $   3,408,519  $   3,389,826
Accounts and accrued interest receivable            97,604         87,630
Prepaid expenses                                    67,269         35,931
Deferred expenses, net of accumulated
  amortization of $13,970 in 1996 and
  $9,779 in 1995.                                   41,914         46,105
                                             -------------- --------------
                                                 3,615,306      3,559,492
                                             -------------- --------------
Investment in real estate:
  Land                                           6,958,341      6,958,341
  Buildings and improvements                    24,248,600     24,248,600
                                             -------------- --------------
                                                31,206,941     31,206,941
  Less accumulated depreciation                  9,778,026      9,171,989
                                             -------------- --------------
Investment in real estate, net of
  accumulated depreciation                      21,428,915     22,034,952
                                             -------------- --------------
Investment in joint venture
  with affiliates                                1,121,600      1,139,513
                                             -------------- --------------
                                             $  26,165,821  $  26,733,957
                                             ============== ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      44,624  $     105,783
Due to affiliates                                   42,792         16,286
Accrued real estate taxes                          972,710      1,034,351
Security deposits                                   71,755         88,176
                                             -------------- --------------
    Total liabilities                            1,131,881      1,244,596
                                             -------------- --------------
Limited Partners' capital (185,486
  Interests issued and outstanding)             25,141,114     25,605,915
General Partner's deficit                         (107,174)      (116,554)
                                             -------------- --------------
    Total partners' capital                     25,033,940     25,489,361
                                             -------------- --------------
                                             $  26,165,821  $  26,733,957
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             For the nine months ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                  1996           1995
                                             -------------- --------------
Income:
  Rental                                     $   2,931,726  $   2,758,627
  Service                                          774,154        841,680
  Interest on short-term investments               120,382        144,831
                                             -------------- --------------
    Total income                                 3,826,262      3,745,138
                                             -------------- --------------
Expenses:
  Depreciation                                     606,037        606,037
  Property operating                               886,842        908,182
  Real estate taxes                                933,928      1,010,631
  Property management fees                         179,718        179,013
  Administrative                                   350,476        257,704
                                             -------------- --------------
    Total expenses                               2,957,001      2,961,567
                                             -------------- --------------
Income before participation in income
  (loss) of joint venture with affiliates          869,261        783,571
Participation in income (loss) of joint
  venture with affiliates                           74,426       (401,887)
                                             -------------- --------------
Net income                                   $     943,687  $     381,684
                                             ============== ==============
Net income allocated to General Partner      $     149,289  $      93,089
                                             ============== ==============
Net income allocated to Limited Partners     $     794,398  $     288,595
                                             ============== ==============
Net income per Limited Partnership Interest
  (185,486 issued and outstanding)           $        4.28  $        1.56
                                             ============== ==============
Distributions to General Partner             $     139,909  $     157,689
                                             ============== ==============
Distributions to Limited Partners            $   1,259,199  $   1,419,290
                                             ============== ==============
Distributions per Limited Partnership
  Interest:
   Taxable                                   $        6.87  $        8.51
                                             ============== ==============
   Tax-exempt                                $        6.78  $        7.26
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              For the quarters ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                  1996           1995
                                             -------------- --------------
Income:
  Rental                                     $     958,625  $     929,087
  Service                                          173,991        210,830
  Interest on short-term investments                37,871         41,284
                                             -------------- --------------
    Total income                                 1,170,487      1,181,201
                                             -------------- --------------
Expenses:
  Depreciation                                     202,013        202,013
  Property operating                               318,871        277,676
  Real estate taxes                                285,454        403,423
  Property management fees                          55,278         52,609
  Administrative                                   111,087         76,661
                                             -------------- --------------
    Total expenses                                 972,703      1,012,382
                                             -------------- --------------
Income before participation in income
  (loss) of joint venture with affiliates          197,784        168,819
Participation in income (loss) of joint
  venture with affiliates                           39,416       (376,833)
                                             -------------- --------------
Net income (loss)                            $     237,200  $    (208,014)
                                             ============== ==============
Net income (loss) allocated to General
  Partner                                    $      42,026  $      (2,495)
                                             ============== ==============
Net income (loss) allocated to Limited
  Partners                                   $     195,174  $    (205,519)
                                             ============== ==============
Net income (loss) per Limited Partnership
  Interest (185,486 issued and outstanding)  $        1.05  $       (1.10)
                                             ============== ==============
Distribution to General Partner              $      46,636  $      52,235
                                             ============== ==============
Distribution to Limited Partners             $     419,733  $     470,128
                                             ============== ==============
Distribution per Limited Partnership
  Interest:
    Taxable                                  $        2.29  $        2.86
                                             ============== ==============
    Tax-exempt                               $        2.26  $        2.50
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                  1996           1995
                                             -------------- --------------
Operating activities:
  Net income                                 $     943,687  $     381,684
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Participation in (income) loss of
      joint venture with affiliates                (74,426)       401,887
      Depreciation of properties                   606,037        606,037
      Amortization of deferred expenses              4,191          4,191
      Net change in:
       Accounts and accrued
         interest receivable                        (9,974)      (122,697)
       Prepaid expenses                            (31,338)       (62,879)
       Accounts payable                            (61,159)       186,293
       Due to affiliates                            26,506        (36,827)
       Accrued liabilities                         (61,641)       385,484
       Security deposits                           (16,421)        (5,347)
                                             -------------- --------------
  Net cash provided by operating activities      1,325,462      1,737,826
                                             -------------- --------------
Investing activities:
  Capital contribution to joint
    venture - affiliates                           (15,934)       (52,492)
  Distribution from joint
    venture - affiliates                           108,273         17,790
                                             -------------- --------------
  Net cash provided by (used in)
    investing activities                            92,339        (34,702)
                                             -------------- --------------
Financing activities:
  Distributions to Limited Partners             (1,259,199)    (1,419,290)
  Distributions to General Partner                (139,909)      (157,689)
                                             -------------- --------------
  Cash used in financing activities             (1,399,108)    (1,576,979)
                                             -------------- --------------
Net change in cash and cash equivalents             18,693        126,145
Cash and cash equivalents at beginning
  of period                                      3,389,826      3,612,180
                                             -------------- --------------

Cash and cash equivalents at end of period   $   3,408,519  $   3,738,325
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1996 are:


                                           Paid
                                   -----------------------
                                    Nine Months    Quarter    Payable
                                    ------------  ---------  ----------

   Reimbursement of expenses to
     the General Partner, at cost    $53,237      $10,880      $42,792


3. Subsequent Event:

(a) The 45 West 45th Street Office Building was owned by a joint venture consisting of the Partnership and three affiliates. The Partnership and affiliates hold participating percentages in the joint venture of 15.22% and 84.78%, respectively. In November 1996, the joint venture sold the property in an all cash sale for $10,300,000. From the proceeds of the sale, the joint venture paid $579,075 in selling costs. For financial statement purposes, the Partnership will recognize a gain of approximately $2,935,000 from the sale of this property during the fourth quarter of 1996, of which $447,000 will be the Partnership's share.

(b) In October 1996, the Partnership made a distribution of $419,733 ($2.29 per Taxable Interest and $2.26 per Tax-exempt Interest) to the holders of Limited Partnership Interests, representing the regular quarterly distribution for the third quarter of 1996.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1986 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $46,371,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund one acquisition loan and acquire two real property investments. As of September 30, 1996, the Partnership owns two properties and holds a minority interest in a joint venture with three affiliates. The joint venture investment was subsequently sold in November 1996.

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized its share of the decline in the fair value of the 45 West 45th Street Office Building during the quarter ended September 30, 1995. This was the primary reason for the increase in net income for the nine months ended September 30, 1996 as compared to the same period in 1995, and for the recognition of net income for the quarter ended September 30, 1996 as compared to a net loss for the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Unless otherwise noted, discussions of fluctuations between 1996 and 1995 refer to both the nine months and quarters ended September 30, 1996 and 1995.

Due to higher average occupancy and rental rates at Gleneagles Apartments, rental income increased during 1996 as compared to 1995.

Due to lower real estate tax reimbursements from tenants at the Evanston Plaza Shopping Center, service income decreased during 1996 as compared to 1995.


Interest income on short-term investments decreased as a result of lower interest rates and less cash available for investment during 1996 as compared to 1995.

Higher repair and maintenance expenditures, which included roof repairs at the Gleneagles Apartments, was the primary reason property operating expenses increased during the quarter ended September 30, 1996 as compared to the same period in 1995.

Real estate tax expense decreased during 1996 when compared to 1995 primarily due to a decrease in the assessed value of the Evanston Plaza Shopping Center.

The Partnership incurred higher consulting, postage, legal and printing costs in connection with its response to a tender offer during 1996. As a result, administrative expenses increased during 1996 as compared to 1995.

Participation in income (loss) of joint venture with affiliates represents the Partnership's share of the operations of the 45 West 45th Street Office Building. The Partnership recognized its share of the decline in the fair value of the 45 West 45th Street Office Building during the quarter ended September 30, 1995. As a result, the Partnership recognized participation in income of joint venture with affiliates during 1996 as compared to participation in loss during 1995. Improved operations at the property during 1996 as compared to 1995, resulting primarily from lower interior maintenance and repairs expenditures and lower legal fees, also contributed to participation in income in 1996.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $19,000 as of September 30, 1996 as compared to December 31, 1995. Cash flow of approximately $1,326,000 was provided by operating activities during 1996 consisting of cash flow from the operations of properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Cash provided by investing activities of approximately $92,000 consisted of the net distribution received from the joint venture with affiliates. Financing activities consisted of distributions to the Partners of approximately $1,399,000.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. For each of the nine months ended September 30, 1996 and 1995, the Gleneagles Apartments and Evanston Plaza Shopping Center generated positive cash flow. The 45 West 45th Street Office Building, in which the Partnership holds a minority joint venture interest with affiliates, generated positive cash flow during 1996 and 1995. Significant leasing costs were incurred in 1995 at the 45 West 45th Street Office Building to lease vacant space and renew existing tenant leases which were scheduled to expire. These nonrecurring expenditures were not included in classifying the cash flow performance of the property. Had the costs been included, the property would have been classified as generating a significant cash flow deficit for the nine months ended September 30, 1995.

As of September 30, 1996, the Gleneagles Apartments and Evanston Plaza Shopping Center had occupancy rates of 99% and 85%, respectively, while the 45 West 45th Street Office Building had an occupancy rate of 85%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

The General Partner believes that the market for multifamily housing and office properties has become increasingly favorable to sellers of these properties. During November 1996, the General Partner sold the 45 West 45th Street Office Building in which the Partnership held a minority joint venture interest. Currently, the Partnership has entered into a contract to sell the Gleneagles Apartments for the sales price of $ 13,675,000. The General Partner examines each property individually by property type and market in determining the optimal time to sell each property.

The 45 West 45th Street Office Building was owned by a joint venture consisting of the Partnership and three affiliates. In November 1996, the joint venture sold the property in an all cash sale for $10,300,000. From the proceeds of the sale, the joint venture paid $579,075 in selling costs. The net proceeds of the sale were approximately $9,720,925, of which $1,479,525 was the Partnership's share. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the joint venture until April 1997. The remaining proceeds received by the joint venture will be distributed to the Limited Partners in January 1997. See Note 3 of Notes to Financial Statements for additional information.

In October 1996, the Partnership paid a distribution of $419,733 ($2.29 per Taxable Interest and $2.26 per Tax-exempt Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of Cash Flow for the third quarter of 1996. Including the October 1996 distribution, Limited Partners have received cumulative distributions of $91.09 per $250 Taxable Interest, of which $90.84 represents Cash Flow from operations and $.25 represents a return of Original Capital, and $89.00 per $250 Tax-exempt Interest, of which $88.75 represents Cash Flow from operations and $.25 represents a return of Original Capital. In October 1996, the Partnership also paid $34,977 to the General Partner as its distributive share of the third quarter of 1996 distribution, and made a contribution to the Repurchase Fund of $11,659.

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

During the nine months ended September 30, 1996, the General Partner on behalf of the Partnership used amounts placed in the Repurchase Fund to repurchase 637 Interests from Limited Partners at a total cost of $89,787.

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

                      BALCOR EQUITY PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
-----------------------------

Dee/Anderson Class Action
--------------------------

On June 14, 1996, a proposed class and derivative action complaint was filed, Dee vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 06283) (the "Dee Case"), naming the General Partner and the general partners (the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), as well as the Affiliated Partnerships, as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

On July 1, 1996, another proposed class action complaint was filed in the same court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996.

The complaint seeks to assert class and derivative claims again the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs request certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants have filed motions to dismiss the complaint. The court has not yet ruled on these motions.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the Balcor Defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Klein Class Action
--------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Partnership, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Item 5.  Other Information
--------------------------

45 West 45th Street
------------------------

As previously reported, on July 29, 1996, a limited partnership (the "Limited Partnership") in which the Partnership and three affiliates hold interests and which owns the 45 West 45th Street Office Building, New York City, New York, contracted to sell the property to an unaffiliated party, Olmstead Properties, Inc., a New York corporation, for a sale price of $10,300,000. The sale closed on November 6, 1996. From the proceeds of the sale, the Limited Partnership paid $257,500 to an unaffiliated third party as a brokerage commission and closing costs of $321,575. The Limited Partnership received the remaining $9,720,925 of proceeds. Of such amount, $500,000 will be retained by the Limited Partnership and will not be available for use or distribution by the Limited Partnership until 150 days after closing. The Partnerships' share of the total proceeds is approximately $1,479,525.

Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

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

(10) Material Contracts:

Agreement of Sale and attachment thereto relating to the sale of the Gleneagles Apartments located in Dade County, Florida previously filed as Exhibit 2 to the Registrant's Report on Form 8-K dated October 24, 1996 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1996 is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated October 24, 1996, was filed reporting a contract to sell Gleneagles Apartments located in Dade County, Florida and an extension of the closing date for the 45 West 45th Street Office Building located in New York City, New York.

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



                              By: /s/Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Vice President, and Chief Financial Officer
                                  (Principal Accounting Officer) of Balcor
                                  Equity Partners-IV the General Partner


Date: November 14, 1996
      -----------------------