Form 10-K
period 1996-12-31
BALCOR EQUITY PENSION INVESTORS IV
filed 1997-03-27
CIK 796805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
                                      OR

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

The Registrant originally funded one acquisition loan and acquired two real property investments. The Registrant currently has two properties in its portfolio as of December 31, 1996 as described under "Item 2. Properties". The Partnership Agreement generally provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions, but will be distributed to the extent not required to meet the Registrant's cash requirements.

The Registrant's remaining properties face various levels of competition for retention of their tenants from similar types of properties in the vicinities in which they are located. The Registrant has no plans to change the current use of or to renovate any of its remaining properties.

Real estate values, especially for good quality, well located property, increased significantly during 1996 due to a combination of readily available capital, low interest rates, and decreased vacancy rates resulting from steady demand and an acceptable level of new construction. While 1996 proved to be an excellent year to sell real estate, projected yields by buyers on new acquisitions have declined significantly due to competition and rising prices. Although there will be variances by asset class and geographic area, the investment climate is expected to remain strong for 1997. However, values could begin to level off as they approach replacement cost triggering new construction and an increase in capitalization rates.

The investment market for apartments was excellent during 1996 due to a number of factors. Investor interest was strong, driven primarily by institutions, as Real Estate Investment Trusts aggressively expanded their portfolios and pension funds viewed apartments as an attractive asset class due to their perceived low volatility and the emergence of large professional property management companies. Operationally, existing apartment properties registered on a national basis occupancy in the mid 90's and rental rate increases of 3-4% in 1996. While above the rate of inflation, the rate of rental growth in 1996 was below that of the previous two years suggesting that the apartment cycle may have plateaued, especially as the impact of new construction in many areas is being felt. While 1997 is projected to be another solid year, values should begin to level off as capitalization rates move upward continuing a trend which began during the second half of 1996.

The outlook for the retail sector of the investment real estate industry is uncertain for 1997. The retail industry is being simultaneously impacted by a number of factors which are likely to affect values for quite some time. As retailers battle to gain market dominance, tenant bankruptcies have grown. Consolidation among retailers has and is expected to continue to occur. Unlike other asset classes, new construction of power centers went unabated in the early 1990's, creating an oversupply of space including "big box" anchor tenant space. Regional malls, which are not the dominant center in the market, face continued out-migration of retailers to the power centers. Finally shopping patterns continue to shift due to the aging baby boomers, high consumer debt, alternative distribution channels, and the greater emphasis on entertainment. As a result, the capital requirements necessary to maintain a shopping center's competitiveness are all significant, but with uncertain returns. The Registrant believes there is significant risk to holding retail assets for future upside potential.

The 45 West 45th Street Office Building was owned by a joint venture consisting of the Registrant and three affiliates. During November 1996, the General Partner sold the property in an all cash sale for $10,300,000. See "Item 7. Liquidity and Capital Resources" for additional information. The Registrant has entered into a contract for the sale of the Evanston Plaza Shopping Center for a sales price of $8,100,000. See "Other Information" for additional information. The Registrant is actively marketing the Gleneagles Apartments for sale.

The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings." In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Registrant for a longer period of time.

Activity for the purchase of limited partnership interests ("tender offers") has increased in real estate limited partnerships generally. Many of these tender offers have been made by investors seeking to make a profit from the purchase of the interests. In the event a tender offer is made for interests in the Registrant, the General Partner will issue a response to limited partners expressing the General Partner's opinion regarding the offer. Certain administrative costs will be incurred to respond to a tender offer. The General Partner cannot predict with any certainty what impact a tender offer will have on the operations or management of the Registrant.

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

Other Information
-----------------

Evanston Plaza
--------------

In 1987, the Registrant acquired Evanston Plaza, Illinois, utilizing approximately $19,680,850 of offering proceeds.

On March 18, 1997, the Registrant contracted to sell the property for a sale price of $8,100,000 to an unaffiliated party, Crosstown Asset Corp. I, a Delaware corporation. The purchaser has deposited $81,000 into an escrow account as earnest money and is obligated to deposit an additional $64,800 upon completion of the purchaser's due diligence review. The remaining portion of the sale price will be payable in cash at closing, which is scheduled to occur on April 30, 1997. From the proceeds of the sale, the Registrant will pay a total of $283,500 as a brokerage commission to an affiliate of the third party providing property management services for the property and an unaffiliated third party. The Registrant will receive the remaining proceeds of approximately $7,816,500, less closing costs. Of such proceeds, $405,000 will be retained by the Registrant and will not be available for use or distribution by the Registrant until November 30, 1997. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Registrant for actual costs incurred in connection with the sale.

Affiliates of the Registrant have simultaneously contracted to sell four other properties to the purchaser.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the property may not occur.

Gleneagles Apartments
---------------------

As previously reported, on October 24, 1996, the Registrant contracted to sell the Gleneagles Apartments, Dade County, Florida, for a sale price of $13,675,000. The purchaser failed to satisfy the terms of the agreement of sale, the closing did not occur and the contract was terminated. The $300,000 in earnest money previously deposited and interest accrued thereon will be paid to the Registrant.

Item 2. Properties
------------------

As of December 31, 1996, the Registrant directly owns the two properties described below, both of which are owned in fee simple:

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

The average occupancy rates and effective average rent per unit for the Gleneagles Apartments for each of the last five years are described below.

                           1996      1995      1994      1993      1992
                           ----      ----      ----      ----      ----
Occupancy rate              98%       97%       98%       96%      100%
Effective rent             $705      $691      $691      $668      $615

Apartment units in the Gleneagles Apartments are rented with leases of one year or less, with no tenant occupying greater than ten percent of the property.

The average occupancy rates and effective average rent per square foot for the Evanston Plaza Shopping Center for each of the last five years are described below.

                            1996      1995     1994      1993      1992
                            ----      ----     ----      ----     -----
Occupancy rate              85%       96%       96%       96%       92%
Effective rent            $12.43    $10.43    $10.12     $9.31    $10.97


Information regarding tenants occupying 10% or more of the leaseable square feet of the Evanston Plaza Shopping Center is provided below.

                                                   Scheduled       Lease
                                     Base Rent Lease Expiration   Renewal
Tenant              Square Feet      Per Annum        Date         Option
------              -----------      ---------   ------------      ------
Franks Nursery
(Arts/Crafts/Plants) 26,996          $276,000       8/2007          Yes

Office Depot
(Coffee Supplies
 and Equipment)      40,050          $400,000       9/2002          Yes

Kids R Us
(Children's
 Clothing)           20,400          $254,100       1/2014          Yes

Real estate taxes incurred in 1996 for the above properties totaled $1,216,855.

The Federal tax basis of the Registrant's properties totaled $26,625,202 as of December 31, 1996. For Federal income tax purposes, the acquisition costs of the properties are depreciated over the useful life of 40 years, using the straight-line method. Other minor assets are depreciated over their applicable recovery periods.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

Proposed Class and Derivative Action Lawsuits
----------------------------------------------

On June 14, 1996, a proposed class and derivative action complaint was filed, Dee vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 06283) (the "Dee Case"), naming the General Partner and the general partners (the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), as well as the Affiliated Partnerships, as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

On July 1, 1996, another proposed class action complaint was filed in the Chancery Court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996.

The complaint seeks to assert class and derivative claims again the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs requested certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants filed motions to dismiss the complaint. On January 7, 1997, the Chancery Court denied the plaintiffs' motion for leave to amend the complaint and dismissed the matter with prejudice.

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Proposed Class Action
---------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al., Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

As of December 31, 1996, the number of record holders of Limited Partnership Interests of the Registrant was 6,240.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1996        1995       1994        1993          1992
                   -----------  ---------- ---------- -----------    ----------
Total income       $5,327,280   $5,191,721 $5,088,403 $ 4,556,554    $4,728,736
Net (loss) income  (2,849,269)     905,702  1,144,130     339,089       698,621
Net (loss) income
  per Limited
  Partnership
  Interest             (16.54)        3.82       5.14         .81          2.67
Total assets       21,923,945   26,733,957 28,010,591  28,709,441    30,454,887
Distributions
  per taxable
  Limited
  Partnership
  Interest (A)           9.16        11.37      11.28       10.08       10.83
Distributions
  per tax-exempt
  Limited Partnership
  Interest (A)           9.04         9.76      10.09       10.53         10.00


(A) No distributions of original capital were made in any of the last five years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Operations
----------

Summary of Operations
---------------------
During 1996, Balcor Equity Pension Investors - IV A Real Estate Limited Partnership (the "Partnership") recognized a decline in the fair value of the Evanston Plaza Shopping Center. In addition, the Partnership recognized its share of the gain on the sale of the 45 West 45th Street Office Building. The combined effect of these events resulted in a net loss during 1996 as compared to net income during 1995. During 1995, the Partnership recognized its share of the decline in the fair value of the 45 West 45th Street Office Building which was the primary reason for the decrease in net income during 1995 as compared to 1994. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------
Higher average occupancy and rental rates at the Gleneagles Apartments was the primary reason for the increase in rental income during 1996 as compared to 1995.

The Partnership incurred higher consulting, postage and printing costs in connection with a response to a tender offer during the second quarter of 1996. As a result, administrative expenses increased during 1996 as compared to 1995.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties. Determinations of fair value are made periodically on the basis of property operations.
Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During December 1996, the Partnership recognized a provision for investment property writedown of $4,782,000 to provide for changes in the estimate of fair value of the Evanston Plaza Shopping Center. The decline in value is attributable to a decline in occupancy at the property, certain tenant bankruptcies and an overall softness in the retail market.

Participation in income (loss) of joint venture with affiliates represents the Partnership's share of the operations of the 45 West 45th Street Office Building. As a result of the Partnership's share of the gain on the sale of the property in 1996 of approximately $447,000 and its share of a decline in the fair value of the property in 1995 of approximately $376,000, the Partnership recognized participation in income of joint venture with affiliates during 1996 as compared to participation in loss during 1995.

1995 Compared to 1994
---------------------

Interest income on short-term investments increased during 1995 as compared to 1994 as a result of higher interest rates earned on short-term investments and higher average cash balances available for investment.

Property management fees, which are earned as a percentage of rental and service income collected, decreased during 1995 as compared to 1994 due to the timing of the collection of real estate tax reimbursements at the Evanston Plaza Shopping Center.

Participation in (loss) income of joint venture with affiliates represents the Partnership's share of the operations of the 45 West 45th Street Office Building. The Partnership recognized its share of a decline in the fair value of the property in 1995. As a result, the Partnership recognized participation in loss of joint venture with affiliates during 1995 as compared to participation in income during 1994.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $1,795,000 as of December 31, 1996 as compared to December 31, 1995 primarily due to Net Cash Proceeds received from the sale of the 45 West 45th Street Office Building. Cash flow of approximately $2,142,000 was provided by operating activities during 1996 consisting of cash flow from the operations of properties and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Cash provided by investing activities of approximately $1,519,000 consisted of the net distributions received from the joint venture with affiliates. Financing activities consisted of distributions to the Partners of approximately $1,866,000. In addition, in January 1997 the Partnership made a special distribution of $1,635,987 to Limited Partners from the proceeds of the sale of the 45 West 45th Street Office Building.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During 1996 and 1995, the Gleneagles Apartments and Evanston Plaza Shopping Center generated positive cash flow. The 45 West 45th Street Office Building, in which the Partnership held a minority joint venture interest with affiliates, also generated positive cash flow during 1995 and prior to being sold in 1996. Significant leasing costs were incurred in 1995 and 1996 at the 45 West 45th Street Office Building to lease vacant space and renew existing tenant leases which were scheduled to expire. These nonrecurring expenditures were not included in classifying the cash flow performance of the property. Had the costs been included, the property would have generated a significant cash flow deficit during 1995 and a marginal cash flow deficit during 1996.

As of December 31, 1996, the Gleneagles Apartments and Evanston Plaza Shopping Center had occupancy rates of 98% and 85%, respectively. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

Evanston Plaza Shopping Center is located in Evanston, Illinois, one of Chicago's oldest and more prestigious suburbs. The property, however, is not located in one of the more affluent sections of Evanston. The center has a good infill location, but visibility of the property is hampered by the position of the Kids' R' Us building, which blocks the most prominent site lines. In addition, the lack of a grocery store tenant, the percentage of space devoted to small shop tenants and the relatively high level of property taxes, represent added deficient elements of the property. The sub-market is generally strong with occupancies and rents comparable with other properties in the area. No new construction is planned in the sub-market.

Gleneagles Apartments is located in the north Dade County area of Miami, Florida, in the Hialeah sub-market. Hialeah has a diverse apartment market, catering to a wide range of apartment dwellers. Gleneagles Apartments competes with the higher-end product market. Average occupancy at the property in 1996 was 98% while sub-market occupancy for a similar property type averaged 94%. While there was no new multi-family construction completed in the immediate area surrounding Gleneagles in 1996, several new apartment communities were developed in South Broward County. Additionally, an estimated 800 new units in Hialeah are scheduled for completion in 1997. These properties are expected to cause a softening in the overall market.

The 45 West 45th Street Office Building was owned by a joint venture consisting of the Partnership and three affiliates. During November 1996, the General Partner sold the property in an all cash sale for $10,300,000. The Partnership has entered into a contract for the sale of Evanston Plaza Shopping Center for a sales price of $8,100,000. The Partnership is actively marketing the Gleneagles Apartments for sale.

The timing of the termination of the Partnership final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

The 45 West 45th Street Office Building was owned by a joint venture consisting of the Partnership and three affiliates. In November 1996, the joint venture sold the property in an all cash sale for $10,300,000. From the proceeds of the sale, the joint venture paid $579,075 in selling costs. The net proceeds of the sale were approximately $9,720,925, of which $1,479,525 was the Partnership's share. Pursuant to the terms of the sale, $500,000 of the proceeds will be retained by the joint venture until April 1997. The remaining proceeds received by the joint venture were distributed to the Limited Partners in January 1997. See Note 6 of Notes to Financial Statements for additional information.

The Partnership made four distributions totaling $9.16 per Taxable Interest and $9.04 per Tax-exempt Interest during 1996 as compared to $11.37 per Taxable Interest and $9.76 per Tax-exempt Interest during 1995 and $11.28 per Taxable Interest and $10.09 per Tax-exempt Interest during 1994. See Statements of Partners' Capital for additional information. Average quarterly distributions to Limited Partners remained relatively unchanged during 1996 as compared to 1995 and 1994. Cash flow distributions decreased in 1996 as compared to 1995 for Taxable Investors due to the timing of collection of real estate tax reimbursements at the Evanston Plaza Shopping Center.

It should be noted that distributions to Taxable Limited Partners and Tax-exempt Limited Partners are computed by different formulas as set forth in the Prospectus; therefore, the amount of distributions to Taxable Limited Partners when compared to the amount of distributions to Tax-exempt Limited Partners will fluctuate from quarter to quarter.

In January 1997, the Partnership paid a distribution of $2,055,720 ($11.11 per Taxable Interest and $11.08 per Tax-exempt Interest) to the holders of Limited Partnership Interests. This distribution represents the regular quarterly distribution of Cash Flow for the fourth quarter of 1996 of $2.29 per Taxable Interest and $2.26 per Tax-exempt Interest and a special distribution of $8.82 per Taxable and Tax-exempt Interest as a return of Original Capital from the November 1996 sale of the 45 West 45th Street Office Building. Including the January 1997 distribution, Limited Partners have received cumulative distributions of $102.20 per $250 Taxable Interest, of which $93.13 represents Cash Flow from operations and $9.07 represents a return of Original Capital, and $100.08 per $250 Tax-exempt Interest, of which $91.01 represents Cash Flow from operations and $9.07 represents a return of Original Capital. In January 1997, the Partnership also paid $34,978 to the General Partner as its distributive share of the fourth quarter of 1996 distribution, and made a contribution to the Repurchase Fund of $11,659. Future distributions will be made from Cash Flow and sales proceeds from the Partnership's remaining properties, as to which there can be no assurances. In light of results to date, the General Partner does not anticipate that investors will recover all of their original investment.

During 1996, the General Partner on behalf of the Partnership used amounts placed in the Repurchase Fund to repurchase 637 Interests from Limited Partners at a total cost of $89,787. In February 1997, the Partnership discontinued the repurchase of Interests form Limited Partners.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1996         December 31, 1995
                      -----------------------  -------------------------
                      Financial       Tax        Financial        Tax
                      Statements    Returns     Statements      Returns
                    ------------- ------------ ------------  -------------

Total assets          $21,923,945  $38,818,289  $26,733,957   $38,950,316
Partners' capital
  (deficit) accounts:
    General Partner      (84,420)      263,511    (116,554)       232,138
    Limited Partners   20,859,034   37,482,763   25,605,915    37,473,570
Net income (loss):
    General Partner       218,680      217,919      197,170       184,627
    Limited Partners   (3,067,949)   1,686,896      708,532     (1,413,259)
    Per Limited Part-
      nership Interest     (16.54)         (A)         3.82           (A)

(A) The net income is $9.09 per Tax-exempt Interest and $9.09 per Taxable Interest for 1996, $6.90 per Tax-exempt Interest and $7.70 per Taxable Interest for 1995.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

On September 14, 1995 the Registrant approved the engagement of Coopers & Lybrand L.L.P. as its independent auditors for the fiscal year ending December 31, 1995 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Partnership effective September 14, 1995. The General Partner of the Registrant approved the change in auditors.

The reports of Ernst & Young LLP on the Registrant's financial statements for each of the two fiscal years ended December 31, 1994 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Registrant's financial statements for each of the two fiscal years ended December 31, 1994, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Equity Partners-IV, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

        TITLE                                OFFICERS
        -----                                --------
Chairman, President and Chief          Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   James E. Mendelson
Senior Vice President                   John K. Powell, Jr.
Managing Director, Chief               Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary


Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President
- Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $1,659 with respect to one of the executive officers and directors of Balcor Equity Partners - IV, the General Partner. Certain of the remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entity is the sole Limited Partner which owns beneficially more than 5% of the outstanding Limited Partnership Interests of the
Registrant:

                               Name and        Amount and
                              Address of       Nature of     Percent
                              Beneficial       Beneficial      of
         Title of Class         Owner          Ownership      Class
         --------------      -----------      -----------   ---------

         Limited           Engineers Joint   12,780 Limited    6.2%
         Partnership       Pension Fund        Partnership
         Interests         Syracuse, New York   Interests

(b) Balcor Equity Partners-IV and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------       ---------------  ----------------
         Limited              3,193 Interests        1.72%
         Partnership
         Interests

Relatives and affiliates of the officers and partners of the General Partner do not own any Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 4 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

See Note 9 of Notes to Financial Statements for additional information relating to transactions with affiliates.

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

(10) Material Contracts:

(a)(i) Agreement of Sale and attachment thereto relating to the sale of the Gleneagles Apartments located in Dade County, Florida previously files as
Exhibit 2 to the Registrant's Report on Form 8-K dated October 24, 1996 is incorporated herein by reference.

(ii) Amendment to Agreement of Sale and Escrow Agreement dated November 10, 1996, relating to the sale of Gleneagles Apartments, Dade County, Florida, is attached hereto.

(iii) Second Amendment to Agreement of Sale and Escrow Agreement dated January 3, 1997, relating to the sale of Gleneagles Apartments, Dade County, Florida, is attached hereto.

(iv) Third Amendment to Agreement of Sale and Escrow Agreement dated January 15, 1997, relating to the sale of Gleneagles Apartments, Dade County, Florida, is attached hereto.

(v) Fourth Amendment to Agreement of Sale dated January 31, 1997, relating to the sale of Gleneagles Apartments, Dade County, Florida, is attached hereto.

(vi) Letter Agreement dated February 25, 1997, relating to the sale of the Gleneagles Apartments, Dade County, Florida, is attached hereto.

(vii) Letter dated March 14, 1997, relating to the sale of the cancellation of the Agreement of Sale of the Gleneagles Apartments, Dade County, Florida, is attached hereto.

(b) Agreement of Sale and attachment thereto relating to the sale of Evanston Plaza, Evanston, Illinois, is attached hereto.

(16) Letter from Ernst & Young LLP dated September 19, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit 16 to the Registrant's Report on Form 8-K/A dated October 27, 1995 (Commission File No. 0-15648) is hereby incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1996 is attached hereto.

(b) Reports on Form 8-K: A Current Report on form 8-K dated October 24, 1996, was filed reporting a contract to sell the Gleneagles Apartments located in Dade County, Florida.

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

                         BALCOR EQUITY PENSION INVESTORS-IV
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By: /s/Jayne A. Kosik
                             ------------------------------
                             Jayne A. Kosik
                             Managing Director and Chief
                             Financial Officer (Principal
                             Accounting Officer) of Balcor
                             Equity Partners-IV, the General Partner

Date: March 26, 1997
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   ------------------------------------------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Equity
/s/Thomas E. Meador      Partners-IV, the General Partner   March 26, 1997
--------------------                                        --------------
  Thomas E. Meador
                         Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer) of Balcor
                         Equity Partners-IV,
 /s/Jayne A. Kosik       the General Partner                March 26, 1997
--------------------                                        --------------
   Jayne A. Kosik

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Capital, for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1996

Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein. Audited Financial Statements for subsidiary investment in joint venture are omitted since the property was sold and the Partnership is in its liquidation phase.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Equity Pension Investors-IV
A Real Estate Limited Partnership:

We have audited the accompanying balance sheets of Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (An Illinois Limited Partnership) as of December 31, 1996 and 1995, and the related statements of partners' capital, income and expenses and cash flows for each of the two years in the period ended December 31, 1996. We have also audited the accompanying financial statement schedule. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (An Illinois Limited Partnership) at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As described in Note 2 to the financial statements, the Partnership Agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. The Partnership is presently marketing for sale its remaining real estate assets. Upon disposition of its remaining real estate assets and resolution of the litigation described in Note 10 to the financial statements, the Partnership intends to cease operations and dissolve.

                                   /s/Coopers & Lybrand L.L.P.

                                   COOPERS & LYBRAND L.L.P.

Chicago, Illinois
March 24, 1997

                        REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Equity Pension Investors-IV
A Real Estate Limited Partnership

We have audited the accompanying statements of partners' capital, income and expenses and cash flows of Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (An Illinois Limited Partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Balcor Equity Pension Investors-IV A Real Estate Limited Partnership for the year ended December 31, 1994, in conformity with generally accepted accounting principles.




                                        /s/Ernst & Young LLP

                                        ERNST & YOUNG LLP

Chicago, Illinois
March 20, 1995

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1996 and 1995

                                    ASSETS

                                                  1996            1995
                                             -------------   -------------
Cash and cash equivalents                    $  5,184,704    $  3,389,826
Accounts and accrued interest receivable          139,281          87,630
Prepaid expenses                                   38,439          35,931
Deferred expenses, net of accumulated
  amortization of $15,367 in 1996 and
  $9,779 in 1995                                   40,517          46,105
                                             -------------   -------------
                                                5,402,941       3,559,492
                                             -------------   -------------
Investment in real estate:
  Land                                          5,694,341       6,958,341
  Buildings and improvements                   20,730,600      24,248,600
                                             -------------   -------------
                                               26,424,941      31,206,941
  Less accumulated depreciation                 9,980,038       9,171,989
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                     16,444,903      22,034,952
                                             -------------   -------------
Investment in joint venture
  with affiliates                                  76,101       1,139,513
                                             -------------   -------------
                                             $ 21,923,945    $ 26,733,957
                                             =============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     31,703    $    105,783
Due to affiliates                                  59,177          16,286
Accrued liabilities, principally
  real estate taxes                               995,568       1,034,351
Security deposits                                  62,883          88,176
                                             -------------   -------------
    Total liabilities                           1,149,331       1,244,596
                                             -------------   -------------
Commitments and contingencies
Limited Partners' capital (185,486
  Interests issued and
  outstanding)                                 20,859,034      25,605,915
General Partner's deficit                         (84,420)       (116,554)
                                             -------------   -------------
    Total partners' capital                    20,774,614      25,489,361
                                             -------------   -------------
                                             $ 21,923,945    $ 26,733,957
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1996, 1995 and 1994

                                 Partners' Capital (Deficit) Accounts
                                 ------------- ------------- -------------
                                                   General       Limited
                                      Total        Partner      Partners
                                 ------------- ------------- -------------

Balance at December 31, 1993     $ 27,585,954  $    (90,704) $ 27,676,658
Cash distributions to:
  Limited Partners (A)             (1,892,752)                 (1,892,752)
  General Partner                    (210,306)     (210,306)
Net income for the year
  ended December 31, 1994           1,144,130       191,630       952,500
                                 ------------- ------------- -------------
Balance at December 31, 1994       26,627,026      (109,380)   26,736,406
Cash distributions to:
  Limited Partners (A)             (1,839,023)                 (1,839,023)
  General Partner                    (204,344)     (204,344)
Net income for the year
  ended December 31, 1995             905,702       197,170       708,532
                                 ------------- ------------- -------------
Balance at December 31, 1995       25,489,361      (116,554)   25,605,915
Cash distributions to:
  Limited Partners (A)             (1,678,932)                 (1,678,932)
  General Partner                    (186,546)     (186,546)
Net (loss) income for the year
  ended December 31, 1996          (2,849,269)      218,680    (3,067,949)
                                 ------------- ------------- -------------
Balance at December 31, 1996     $ 20,774,614  $    (84,420) $ 20,859,034
                                 ============= ============= =============

(A)  Summary of cash distributions paid per Interest:

                                       1996       1995          1994
                                 ------------- ------------- -------------
Taxable
-----------------
  First Quarter                  $       2.29  $       3.24  $       2.50
  Second Quarter                         2.29          2.98          2.94
  Third Quarter                          2.29          2.86          3.08
  Fourth Quarter                         2.29          2.29          2.76

Tax-exempt
-----------------
  First Quarter                          2.26          2.50          2.59
  Second Quarter                         2.26          2.50          2.50
  Third Quarter                          2.26          2.50          2.50
  Fourth Quarter                         2.26          2.26          2.50

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994

                                     1996          1995          1994
                                 ------------- ------------- -------------
Income:
  Rental                         $  3,953,370  $  3,724,300  $  3,677,124
  Service                           1,191,949     1,288,507     1,278,641
  Interest on short-term
    investments                       181,961       178,914       132,638
                                 ------------- ------------- -------------
    Total income                    5,327,280     5,191,721     5,088,403
                                 ------------- ------------- -------------
Expenses:
  Depreciation                        808,049       808,049       808,049
  Property operating                1,134,989     1,204,793     1,217,820
  Real estate taxes                 1,216,855     1,324,473     1,290,821
  Property management fees            246,488       250,356       296,144
  Administrative                      443,502       326,279       350,877
  Provision for investment
    property writedown              4,782,000
                                 ------------- ------------- -------------
    Total expenses                  8,631,883     3,913,950     3,963,711
                                 ------------- ------------- -------------
(Loss) income before
 participation in
 income (loss) of joint venture
 with affiliates                   (3,304,603)    1,277,771     1,124,692
Participation in income (loss)
 of joint venture with
 affiliates                           455,334      (372,069)       19,438
                                 ------------- ------------- -------------
Net (loss) income                $ (2,849,269) $    905,702  $  1,144,130
                                 ============= ============= =============
Net income allocated to General
  Partner                        $    218,680  $    197,170  $    191,630
                                 ============= ============= =============
Net (loss) income allocated to
  Limited Partners               $ (3,067,949) $    708,532  $    952,500
                                 ============= ============= =============
Net (loss) income per Limited
  Partnership Interest (185,486
  issued and outstanding)        $     (16.54) $       3.82  $       5.14
                                 ============= ============= =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994

                                      1996          1995          1994
                                 ------------- ------------- -------------
Operating activities:
  Net (loss) income              $ (2,849,269) $    905,702  $  1,144,130
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
     Participation in (income)
      loss of joint venture
      with affiliates                (455,334)      372,069       (19,438)
     Depreciation of properties       808,049       808,049       808,049
     Amortization of deferred
      expenses                          5,588         5,588         4,191
     Provision for investment
       property writedown           4,782,000
     Payment of deferred expenses                                 (55,884)
     Net change in:
       Accounts and accrued
          interest receivable         (51,651)      (17,384)      841,031
       Prepaid expenses                (2,508)      (35,931)
       Accounts payable               (74,080)       61,059         5,580
       Due to affiliates               42,891       (38,360)       22,213
       Accrued liabilities            (38,783)     (141,736)      239,914
       Security deposits              (25,293)      (19,932)       (7,629)
                                 ------------- ------------- -------------
  Net cash provided by
    operating activities            2,141,610     1,899,124     2,982,157
                                 ------------- ------------- -------------
Investing activities:
  Capital contribution to joint
   venture - affiliates               (15,934)      (95,901)
  Distributions from joint
   venture - affiliates             1,534,680        17,790
                                 ------------- -------------
  Net cash provided by or (used
   in) investing activities         1,518,746       (78,111)
                                 ------------- -------------
Financing activities:
  Distributions to Limited
    Partners                       (1,678,932)   (1,839,023)   (1,892,752)
  Distributions to General
    Partner                          (186,546)     (204,344)     (210,306)
                                 ------------- ------------- -------------
  Cash used in financing
    activities                     (1,865,478)   (2,043,367)   (2,103,058)
                                 ------------- ------------- -------------
Net change in cash and cash
  equivalents                       1,794,878      (222,354)      879,099
Cash and cash equivalents at
  beginning of year                 3,389,826     3,612,180     2,733,081
                                 ------------- ------------- -------------
Cash and cash equivalents at
  end of year                    $  5,184,704  $  3,389,826  $  3,612,180
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

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Equity Pension Investors-IV A Real Estate Limited Partnership ("the Partnership") is engaged principally in the operation of residential and retail real estate located in Florida and Illinois, respectively.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold its minority joint venture interest in the 45 West 45th Street Office Building. The Partnership has entered into a contract to sell the Evanston Plaza and is actively marketing the Gleneagles Apartments for sale. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 10 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Accounting Policies:

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

(c) Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties based on the current sales price less estimated closing costs. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

Loan losses on mortgage notes receivable were charged to income when the General Partner believed the loan balance would not be recovered. The General Partner assessed the collectibility of each loan on a periodic basis through a review of the collateral property operations, the property value and the borrower's ability to repay the loan. Upon foreclosure, the loan balance was transferred to real estate, after the fair value of the property less costs of disposal were assessed. Upon the transfer to real estate, a new basis in the property was established.

(d) Investment in joint venture with affiliates represented the Partnership's 15.22% interest, under the equity method of accounting, in a joint venture with affiliated partnerships. Under the equity method of accounting, the Partnership recorded its initial investment at cost and adjusted its investment account for additional capital contributions, distributions and its share of joint venture income or loss.

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

(h) Cash equivalents include all unrestricted highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(i) The Partnership is not liable for Federal income taxes and each Partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(j) Several reclassifications have been made to the previously reported 1994 financial statements to conform with the classifications used in 1996 and 1995. These reclassifications have not changed the 1994 results.

4. Partnership Agreement:

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

Ninety percent of Net Cash Receipts available for distribution will be distributed to Limited Partners. To the extent possible, Taxable Limited Partners will receive an allocation of such available Net Cash Receipts generated by the operation of the Partnership's two properties in the same manner as if their investment in the Partnership had been attributable solely to the properties. Taxable Limited Partners were to commence sharing in such available Net Cash Receipts generated by the Partnership's investment in the 45 West 45th Street Office Building at such time as the Taxable Limited Partners' investment in the Partnership was not then solely attributable to the two properties (which time was anticipated to be upon the sale of both properties). The Tax-exempt Limited Partners will be allocated all other Net Cash Receipts to be allocated to the Limited Partners, consisting of (i) 100% of such available Net Cash Receipts that had been generated by the investment in the 45 West 45th Street Office Building (until such time as both of the properties were sold, as described above) plus (ii) the Net Cash Receipts generated by the operation of the two properties, to the extent not allocated to the Taxable Limited Partners as described above. Of the remaining 10% of Net Cash Receipts, 7 1/2% will be paid to the General Partner as its distributive share from Partnership operations and an additional 2 1/2% will be paid to the General Partner for allocation to the Repurchase Fund, which was utilized to repurchase Interests from Limited Partners pursuant to the terms set forth in the Partnership Agreement.

At the sole discretion of the General Partner and subject to certain limitations, amounts placed in the Repurchase Fund were used to repurchase Interests from existing Limited Partners. During 1996, the General Partner used amounts placed in the Repurchase Fund to repurchase 637 Interests from Limited Partners at a cost of $89,787. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. An amount not to exceed that originally allocated to the Repurchase Fund will be returned to the Partnership at liquidation if necessary to permit payment to the Limited Partners of their "Original Capital" plus any deficiency in their "Liquidation Preference," as defined in the Partnership Agreement.

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

5. Provision for Investment Property Writedown:

In 1996, the General Partner determined that an impairment of the asset value of the Evanston Plaza Shopping Center located in Evanston, Illinois, had occurred. As a result, the property was written down by $4,782,000, to an amount representing the Partnership's estimate of the property's sales value, less estimated closing costs. The decline in value is attributable to a decline in occupancy at the property, certain tenant bankruptcies and an overall softness in the retail market.

6. Management Agreements:

As of December 31, 1996, both of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts for the residential property, and a range of 3% to 6% of gross operating receipts for the commercial property.

7. Investment in Joint Venture with Affiliates:

In 1995, the Partnership and three affiliates (the "Participants") acquired title to the 45 West 45th Street Office Building. Profits and losses, all capital contributions and distributions were allocated in accordance with the Participants' original funding percentages. The Partnership's sharing percentage was 15.22%. In November 1996, the Participants sold the property in an all cash sale for $10,300,000. From the proceeds of the sale, the joint venture paid $579,075 in selling costs. In connection with the sale of this property, the Participants recognized a recovery of a previously established loss allowance of $2,473,000 and a gain of $461,185, totaling $2,934,185 of which $446,583 was the Partnership's share. During 1995, the Partnership recognized losses of $376,391 as its share of the reduction in the carrying value of the property. These amounts are included in the Partnership's participation in income (loss) of joint venture with affiliates. In addition, during 1996 and 1995, the Partnership received distributions from the joint venture totaling $1,534,680 and $17,790, respectively, and made contributions of $15,934 and $95,901, respectively.

The following information has been summarized from the financial statements of the joint venture for the year ended December 31, 1996:

Total income                         $1,962,936
Income before gain on sale                1,980
Gain on sale                            461,185
Net income                            2,936,165

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. During 1996, the Partnership recognized a net loss of $2,849,269 for financial statement purposes and taxable net income of $1,904,815 for the same period.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:


                            Year Ended       Year Ended       Year Ended
                             12/31/96         12/31/95         12/31/94
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Mortgage servicing fees      None    None   $1,484    None  $ 8,750   $ 729
Property management fees None None None None 281,422 None Reimbursement of expenses to the General Partner,
  at cost:
    Accounting             $9,977  $7,653   41,297  $3,023   48,642  20,809
    Data processing         2,007   1,025   14,275   1,034   26,543   5,752
    Investor communica-
      tions                  None    None    7,470    None   18,961   6,461
    Legal                   8,578   6,579   12,945   1,493    8,311   3,497
    Portfolio management   54,674  41,937   73,979  10,736   27,917  12,020
    Other                   2,585   1,983    6,121    None   11,434   5,378


The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program, however, the General Partner is reimbursed for expenses. The Partnership paid premiums to the deductible insurance program of $4,582, $19,410 and $26,864 for 1996, 1995 and 1994, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed both of the Partnership's properties until the affiliate was sold to a third party in November 1994.

10. Contingencies:

(a) The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

(b) The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as the marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. A plaintiff class has not yet been certified, and no determination of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations and liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

11. Rentals under Operating Leases:

The Partnership receives rental income from the leasing of space at the Evanston Plaza Shopping Center under operating leases. The minimum future rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) based on operating leases held at December 31, 1996 are approximately as follows:

                         1997          $ 1,360,000
                         1998            1,333,000
                         1999            1,367,000
                         2000            1,343,000
                         2001            1,333,000
                         Thereafter      5,842,000
                                       -----------
                                       $12,578,000
                                       ===========

These rentals include amounts relating to land leases which the Partnership entered into with certain tenants of the shopping center.

Minimum rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales in excess of stipulated minimums. Percentage rentals were not significant during 1996, 1995 and 1994. The Partnership is subject to the usual business risks regarding the collection of the rentals.

Approximately 25%, 17% and 13% of the space at Evanston Plaza Shopping Center is leased to Office Depot, Frank's Nursery and Kids R Us, respectively. Of the Partnership's total rental income recognized during 1996, 25%, 17% and 16% relates to Office Depot, Frank's Nursery and Kids R Us, respectively. Office Depot's lease runs through September 2002, Frank's Nursery's lease runs through August 2007 and Kids R Us lease runs through January 2014.

12. Fair Values of Financial Instruments:

As of December 31, 1996 and 1995, the carrying amounts of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximate fair value.

13. Subsequent Event:

In January 1997, the Partnership paid a distribution of $2,055,720 ($11.11 per Taxable Interest and $11.08 per Tax-exempt Interest) to the holders of Limited Partnership Interests. This distribution represents the regular quarterly distribution of Cash Flow for the fourth quarter of 1996 of $2.29 per Taxable Interest and $2.26 per Tax-exempt Interest and a special distribution of $8.82 per Taxable and Tax-exempt Interest as a return of Original Capital from the November 1996 sale of the 45 West 45th Street Office Building.

                                   BALCOR EQUITY PENSION INVESTORS-IV
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                          as of December 31, 1996
        Col. A                 Col. B          Col. C                        Col. D
---------------------         --------  --------------------   ---------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership          Subsequent to Acquistion
                                        --------------------   ---------------------------------
                                                  Buildings               Carrying     Reduction
                               Encum-              and Im-     Improve-    Costs       of Basis
     Description              brances     Land    provements    ments       (a)           (b)
---------------------         -------   -------- ------------ ---------  ---------     ---------
Evanston Plaza Shopping
  Center, approx.
  170,000 sq. ft. in
  Evanston, IL                  None  $5,075,000  $13,425,000  $1,091,667  $389,461  $(7,164,640)

Gleneagles Apartments,
  292 units in Dade
  County, FL                    None   2,270,000   11,130,000               208,453
                                      ----------  -----------  ----------  --------  -----------
    Total                             $7,345,000  $24,555,000  $1,091,667  $597,914  $(7,164,640)
                                      ==========  ===========  ==========  ========  ===========

                                   BALCOR EQUITY PENSION INVESTORS-IV
                                   A REAL ESTATE LIMITED PARTNERSHIP
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1996
       Col. A                          Col. E                 Col. F      Col. G   Col. H      Col. I
-------------------       --------------------------------   --------    --------  ------  --------------
                               Gross Amounts at Which                                         Life Upon
                             Carried at Close of Period                                     Which Depre-
                          --------------------------------                                   ciation in
                                    Buildings               Accumulated    Date     Date    Latest Income
                                     and Im-       Total     Deprecia-   of Con-    Acq-      Statement
    Description             Land    provements     (c)(d)     tion(d)    struction uired    is Computed
-------------------      --------- -----------  ----------- -----------  --------- ------  --------------
Evanston Plaza Shopping
  Center, approx.
  170,000 sq. ft. in
  Evanston, IL          $3,389,029  $9,427,459  $12,816,488  $5,040,658     1987   11/87         (e)

Gleneagles Apartments,
  292 units in Dade
  County, FL             2,305,312  11,303,141   13,608,453   4,939,380     1987    6/87         (e)
                        ---------- -----------  -----------  ----------

    Total               $5,694,341 $20,730,600  $26,424,941  $9,980,038
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

(b) The carrying basis of the Evanston Plaza Shopping Center was reduced in 1996 and 1991 due to a permanent impairment in the value of the property. In addition, any payments to and receipts from the seller under a master lease agreement were treated as adjustments to the basis of the property.

(c) The aggregate cost of land for Federal income tax purposes is $7,487,141 and the aggregate cost of buildings and improvements for Federal income tax purposes is $26,441,518. The total of these assets is $33,928,659.

(d)                          Reconciliation of Real Estate
                             -----------------------------

                                       1996         1995         1994
                                    ----------   ----------   ----------

    Balance at beginning of year   $31,206,941  $31,206,941  $31,206,941

    Deduction during year:
     Investment property writedown  (4,782,000)

                                   -----------  -----------  -----------
    Balance at end of year         $26,424,941  $31,206,941  $31,206,941
                                   ===========  ===========  ===========

                      Reconciliation of Accumulated Depreciation
                      ------------------------------------------

                                       1996         1995         1994
                                    ----------   ----------   ----------

    Balance at beginning of year    $9,171,989   $8,363,940   $7,555,891

    Depreciation expense for
      the year                         808,049      808,049      808,049
                                    ----------   ----------   ----------

    Balance at end of year          $9,980,038   $9,171,989   $8,363,940
                                    ==========   ==========   ==========

(e) Depreciation expense is computed based upon the following estimated useful lives:


               Buildings and improvements       25 to 30 years
               Furniture and fixtures            5 years