Form 10-Q
period 1997-03-31
BALCOR EQUITY PENSION INVESTORS IV
filed 1997-05-09
CIK 796805

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                   1997           1996
                                               ------------   ------------
Cash and cash equivalents                      $ 3,619,820    $ 5,184,704
Accounts and accrued interest receivable           158,964        139,281
Prepaid expenses                                    13,163         38,439
Deferred expenses, net of accumulated
  amortization of $16,764 in 1997 and
  $15,367 in 1996                                   39,120         40,517
                                               ------------   ------------
                                                 3,831,067      5,402,941
                                               ------------   ------------
Investment in real estate:
  Land                                           5,694,341      5,694,341
  Buildings and improvements                    20,730,600     20,730,600
                                               ------------   ------------
                                                26,424,941     26,424,941
  Less accumulated depreciation                 10,182,050      9,980,038
                                               ------------   ------------
Investment in real estate, net of
  accumulated depreciation                      16,242,891     16,444,903
                                               ------------   ------------
Investment in joint venture
  with affiliates                                   76,101         76,101
                                               ------------   ------------
                                               $20,150,059    $21,923,945
                                               ============   ============


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                               $    18,517    $    31,703
Due to affiliates                                   57,376         59,177
Accrued liabilities, principally
  real estate taxes                              1,111,694        995,568
Security deposits                                   65,743         62,883
                                               ------------   ------------
     Total liabilities                           1,253,330      1,149,331
                                               ------------   ------------

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (Unaudited)
                                  (Continued)

Commitments and contingencies

Limited Partners' capital (185,486
  Interests issued and
  outstanding)                                  18,987,032     20,859,034
General Partner's deficit                          (90,303)       (84,420)
                                               ------------   ------------
     Total partners' capital                    18,896,729     20,774,614
                                               ------------   ------------
                                               $20,150,059    $21,923,945
                                               ============   ============


The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                   1997           1996
                                               ------------   ------------
Income:
  Rental                                       $   975,191    $ 1,008,520
  Service                                          155,383        154,512
  Interest on short-term investments                50,754         42,355
                                               ------------   ------------
    Total income                                 1,181,328      1,205,387
                                               ------------   ------------

Expenses:
  Depreciation                                     202,012        202,012
  Property operating                               325,284        276,972
  Real estate taxes                                313,909        324,237
  Property management fees                          55,138         56,414
  Administrative                                    60,513         54,070
                                               ------------   ------------
    Total expenses                                 956,856        913,705
                                               ------------   ------------
Income before participation in
  income of joint venture with affiliates          224,472        291,682
Participation in income of joint
  venture with affiliates                                          12,390
                                               ------------   ------------
Net income                                     $   224,472    $   304,072
                                               ============   ============
Net income allocated to General Partner        $    40,754    $    48,714
                                               ============   ============
Net income allocated to Limited Partners       $   183,718    $   255,358
                                               ============   ============
Net income per Limited Partnership Interest
  (185,486 issued and outstanding)             $      0.99    $      1.38
                                               ============   ============
Distribution to General Partner                $    46,637    $    46,637
                                               ============   ============
Distribution to Limited Partners               $ 2,055,720    $   419,733
                                               ============   ============
Distribution per Limited Partnership
  Interest:

  Taxable                                      $     11.11    $      2.29
                                               ============   ============
  Tax-exempt                                   $     11.08    $      2.26
                                               ============   ============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (Unaudited)

                                                   1997           1996
                                               ------------   ------------
Operating activities:
  Net income                                   $   224,472    $   304,072
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Participation in income of
        joint venture with affiliates                             (12,390)
      Depreciation of properties                   202,012        202,012
      Amortization of deferred expenses              1,397          1,397
      Net change in:
        Accounts and accrued interest
          receivable                               (19,683)       (38,782)
        Prepaid expenses                            25,276         26,948
        Accounts payable                           (13,186)       (65,524)
        Due to affiliates                           (1,801)        10,084
        Accrued liabilities                       (183,874)      (192,939)
        Security deposits                            2,860         (2,912)
                                               ------------   ------------
  Net cash provided by operating activities        237,473        231,966
                                               ------------   ------------
Investing activity:
  Receipt of earnest money from purchaser          300,000
  Distribution from joint
    venture - affiliates                                           61,188
                                               ------------   ------------
  Cash provided by investing activity              300,000         61,188
                                               ------------   ------------
Financing activities:
  Distribution to Limited Partners              (2,055,720)      (419,733)
  Distribution to General Partner                  (46,637)       (46,637)
                                               ------------   ------------
  Cash used in financing activities             (2,102,357)      (466,370)
                                               ------------   ------------

Net change in cash and cash equivalents         (1,864,884)      (173,216)
Cash and cash equibalents at beginning
  of period                                      5,184,704      3,389,826
                                               ------------   ------------

Cash and cash equivalents at end of period     $ 3,319,820    $ 3,216,610
                                               ============   ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold its minority joint venture interest in the 45 West 45th Street Office Building. Currently, the Partnership has entered into contracts to sell the Evanston Plaza Shopping Center and Gleneagles Apartments. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 4 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1997 are:

                                       Paid        Payable
                                    ------------  ---------
   Reimbursement of expenses to
     the General Partner, at cost       $19,314    $57,376

4. Contingencies:

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

5. Subsequent Event:

In April 1997, the Partnership paid a distribution of $419,733 ($2.29 per Taxable Interest and $2.26 per Tax-exempt Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of Cash Flow for the first quarter of 1997.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1986 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $46,371,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund one acquisition loan and acquire two real property investments. During 1996, the Partnership sold the property in which it held a minority joint venture interest. Currently, the Partnership has entered into contracts to sell the Evanston Plaza Shopping Center and Gleneagles Apartments.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

Primarily due to increased property operating expenses at the Evanston Plaza Shopping Center, net income decreased during the quarter ended March 31, 1997 as compared to the same period in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the quarters ended March 31, 1997 and 1996.

Due to higher average cash balances as a result of the proceeds received in connection with the sale of the 45 West 45th Street Office Building prior to distribution to Limited Partners, interest income on short-term investments increased during 1997 as compared to 1996.

Property operating expense increased in 1997 as compared to 1996 primarily due to an increase in snow removal expenditures at the Evanston Plaza Shopping Center.

Higher legal fees resulting from class action litigation for the Partnership, was the primary reason for the increase in administrative expenses in 1997 as compared to 1996.

The 45 West 45th Street Office Building, in which the Partnership held a minority joint venture interest, was sold during November 1996. As a result, the Partnership did not recognize any participation in income of joint venture with affiliates during 1997 as compared to 1996.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $1,565,000 as of March 31, 1997 as compared to December 31, 1996 primarily due to the special distribution made to Limited Partners from the proceeds of the sale of the 45 West 45th Street Office Building in January 1997. Cash flow of approximately $237,000 was provided by operating activities during 1997 consisting of cash flow from the operations of properties and interest income on short-term investments, which was partially offset by the payment of administrative expenses. Cash from the Partnership's investing activities consisted of $300,000 representing earnest money received from the purchaser of the Gleneagles Apartments. See Item 5. Other Information for additional information. Financing activities consisted of distributions to the Partners of approximately $2,102,000.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During 1997 and 1996, each of the Gleneagles Apartments and Evanston Plaza Shopping Center generated positive cash flow. The 45 West 45th Street Office Building, in which the Partnership held a minority joint venture interest with affiliates, generated positive cash flow prior to its sale in November 1996. As of March 31, 1997, the Gleneagles Apartments and Evanston Plaza Shopping Center had occupancy rates of 97% and 85%, respectively.

Currently, the Partnership has entered into contracts to sell the Evanston Plaza Shopping Center and Gleneagles Apartments in all cash sales for $8,100,000 and $13,300,000, respectively. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

The 45 West 45th Street Office Building was owned by a joint venture consisting of the Partnership and three affiliates. During November 1996, the joint venture sold the property. Pursuant to the terms of the sale, $500,000 of the sale proceeds was retained by the joint venture until April 1997, at which time the funds were released in full. The Partnership's share of these proceeds is $76,101.

In April 1997, the Partnership paid a distribution of $419,733 ($2.29 per Taxable Interest and $2.26 per Tax-exempt Interest) to the holders of Limited Partnership Interests. This distribution represents the regular quarterly distribution of Cash Flow for the first quarter of 1997 and is consistent with the amount distributed for the fourth quarter of 1996. Including the April 1997 distribution, Limited Partners have received cumulative distributions of $104.49 per $250 Taxable Interest, of which $95.42 represents Cash Flow from operations and $9.07 represents a return of Original Capital, and $102.34 per $250 Tax-exempt Interest, of which $93.27 represents Cash Flow from operations and $9.07 represents a return of Original Capital. In April 1997, the Partnership also paid $34,978 to the General Partner as its distributive share of the first quarter of 1997 distribution, and made a contribution to the Repurchase Fund of $11,659. Regular quarterly distributions from Cash Flow may be terminated after the first quarter 1997 distribution depending on the timing of the sale of the remaining properties. In light of results to date, the General Partner does not anticipate that investors will recover all of their original investment.

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

                      BALCOR EQUITY PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5. Other Information
--------------------------

Evanston Plaza
--------------

As previously reported, on March 18, 1997, the Partnership contracted to sell Evanston Plaza, Evanston, Illinois to an unaffiliated party, Crosstown Asset Corp. I, a Delaware corporation, for a sale price of $8,100,000. On April 7, 1997, the purchaser exercised its option to terminate the agreement. Subsequently, on April 15, 1997, the Partnership and purchaser reinstated the agreement of sale and agreed to extend the closing date from April 30, 1997 to a date no later than May 28, 1997.

Gleneagles Apartments
---------------------

As previously reported, on October 24, 1996, the Partnership contracted to sell the Gleneagles Apartments, Dade County, Florida, to an unaffiliated party, Ceebraid-Signal Corporation, a Florida corporation ("the "Purchaser"), for a sale price of $13,675,000. The Purchaser failed to consummate the sale on the scheduled closing date and the Partnership terminated the contract in March 1997. The $300,000 (the "First Deposit") in earnest money previously deposited and interest accrued thereon was paid to the Partnership. The Partnership continued marketing the property for sale. Subsequently, the Purchaser advised the Partnership that it wanted to renew negotiations to purchase the property. On April 25, 1997, the agreement was reinstated by the Partnership and the Purchaser, but at a reduced sale price of $13,300,000. The new closing date is scheduled for May 12, 1997. The Purchaser has deposited $300,000 (the "Second Deposit") with the Partnership, which amount is refundable to the Purchaser only in the event of a default under the terms of the agreement by the Partnership. If the sale closes on or before May 12, 1997, the Purchaser will receive credits against the sale price, for the First Deposit and the Second Deposit, totaling $600,000.

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

(a)(ii) Amendment to Agreement of Sale and Escrow Agreement dated November 10, 1996, relating to the sale of Gleneagles Apartments, Dade County, Florida, is incorporated herein by reference.

(a)(iii) Second Amendment to Agreement of Sale and Escrow Agreement dated January 3, 1997, relating to the sale of Gleneagles Apartments, Dade County, Florida, is incorporated herein by reference.

(a)(iv) Third Amendment to Agreement of Sale and Escrow Agreement dated January 15, 1997, relating to the sale of Gleneagles Apartments, Dade County, Florida, is incorporated herein by reference.

(a)(v) Fourth Amendment to Agreement of Sale dated January 31, 1997, relating to the sale of Gleneagles Apartments, Dade County, Florida, is incorporated herein by reference.

(a)(vi) Letter Agreement dated February 25, 1997, relating to the sale of the Gleneagles Apartments, Dade County, Florida, is incorporated herein by reference.

(a)(vii) Letter dated March 14, 1997, relating to the sale of the cancellation of the Agreement of Sale of the Gleneagles Apartments, Dade County, Florida, is incorporated herein by reference.

(a)(viii) Reinstatement and Fifth Amendment to Agreement of Sale and Escrow Agreement dated April 25, 1997, relating to the sale of Gleneagles Apartments, Dade County, Florida, is attached hereto.

(b)(i) Agreement of Sale and attachment thereto relating to the sale of Evanston Plaza, Evanston, Illinois, is incorporated herein by reference.

(b)(ii) Letter of termination dated April 7, 1997, relating to the sale of Evanston Plaza, Evanston, Illinois, is attached hereto.

(b)(iii) Ratification and Amendment of Agreement of Sale dated April 15, 1997, relating to the sale of Evanston Plaza, Evanston, Illinois, is attached hereto.

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR EQUITY PENSION INVESTORS-IV
                              A REAL ESTATE LIMITED PARTNERSHIP


                              By:  /s/ Thomas E. Meador
                                  ------------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Equity Partners - IV, the General Partner



                              By:  /s/ Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Managing Director and Chief Financial
                                  Officer (Principal Accounting Officer) of
                                  Balcor Equity Partners - IV, the General
                                  Partner


Date:  May 9, 1997
      -----------------