Form 10-Q
period 1997-06-30
BALCOR EQUITY PENSION INVESTORS IV
filed 1997-08-08
CIK 796805

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997
                               -------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                   BALANCE SHEETS
                         June 30, 1997 and December 31, 1996
                                      (UNAUDITED)

                                        ASSETS

                                                     1997           1996
                                                -------------- --------------
   Cash and cash equivalents                    $  16,518,696  $   5,184,704
   Accounts and accrued interest receivable           252,986        139,281
   Prepaid expenses                                                   38,439
   Deferred expenses, net of accumulated
     amortization of $18,161 in 1997 and
     $15,367 in 1996                                   37,723         40,517
                                                -------------- --------------
                                                   16,809,405      5,402,941
                                                -------------- --------------
   Investment in real estate:
     Land                                           3,389,029      5,694,341
     Buildings and improvements                     9,427,459     20,730,600
                                                -------------- --------------
                                                   12,816,488     26,424,941
     Less accumulated depreciation                  5,289,472      9,980,038
                                                -------------- --------------
   Investment in real estate, net of
     accumulated depreciation                       7,527,016     16,444,903
                                                -------------- --------------
   Investment in joint venture
     with affiliates                                                  76,101
                                                -------------- --------------
                                                $  24,336,421  $  21,923,945
                                                ============== ==============

                          LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                             $      17,195  $      31,703
   Due to affiliates                                   77,130         59,177
   Accrued real estate taxes                          995,568        995,568
   Security deposits                                    9,882         62,883
                                                -------------- --------------
        Total liabilities                           1,099,775      1,149,331
                                                -------------- --------------

                        BALCOR EQUITY PENSION INVESTORS - IV
                          A REAL ESTATE LIMITED PARTNERSHIP
                          (An Illinois Limited Partnership)

                                   BALANCE SHEETS
                         June 30, 1997 and December 31, 1996
                                     (UNAUDITED)
                                     (Continued)


                                                    1997           1996
                                                -------------- --------------

   Commitments and contingencies

   Limited Partners' capital (185,486
     Interests issued and outstanding)             23,258,145     20,859,034
   General Partner's deficit                          (21,499)       (84,420)
                                                -------------- --------------
        Total partners' capital                    23,236,646     20,774,614
                                                -------------- --------------
                                                $  24,336,421  $  21,923,945
                                                ============== ==============


   The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PENSION INVESTORS - IV
                          A REAL ESTATE LIMITED PARTNERSHIP
                          (An Illinois Limited Partnership)

                          STATEMENTS OF INCOME AND EXPENSES
                   for the six months ended June 30, 1997 and 1996
                                     (UNAUDITED)


                                                     1997           1996
                                                -------------- --------------
   Income:
     Rental                                     $   1,608,874  $   1,973,101
     Service                                          554,116        600,163
     Interest on short-term investments               198,327         82,511
     Settlement income                                276,068
                                                -------------- --------------
       Total income                                 2,637,385      2,655,775
                                                -------------- --------------
   Expenses:
     Depreciation                                     361,076        404,024
     Property operating                               540,524        567,971
     Real estate taxes                                591,124        648,474
     Property management fees                         106,550        124,440
     Administrative                                   225,451        239,389
                                                -------------- --------------
       Total expenses                               1,824,725      1,984,298
                                                -------------- --------------
   Income before participation in income
     of joint venture with affiliates                 812,660        671,477
     and gain on sale of property
   Participation in income of joint venture
     with affiliates                                                  35,010
   Gain on sale of property                         4,218,099
                                                -------------- --------------
   Net income                                   $   5,030,759  $     706,487
                                                ============== ==============
   Net income allocated to General Partner      $     156,195  $     107,263
                                                ============== ==============
   Net income allocated to Limited Partners     $   4,874,564  $     599,224
                                                ============== ==============
   Net income per Limited Partnership Interest
     (185,486 issued and outstanding)           $       26.28  $        3.23
                                                ============== ==============
   Distributions to General Partner             $      93,274  $      93,273
                                                ============== ==============
   Distributions to Limited Partners            $   2,475,453  $     839,466
                                                ============== ==============

                        BALCOR EQUITY PENSION INVESTORS - IV
                          A REAL ESTATE LIMITED PARTNERSHIP
                          (An Illinois Limited Partnership)

                          STATEMENTS OF INCOME AND EXPENSES
                   for the six months ended June 30, 1997 and 1996
                                     (UNAUDITED)
                                     (Continued)


                                                     1997           1996
                                                -------------- --------------

   Distributions per Limited Partnership
     Interest:

      Taxable                                   $       13.40  $        4.58
                                                ============== ==============
      Tax-exempt                                $       13.34  $        4.52
                                                ============== ==============



   The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PENSION INVESTORS - IV
                          A REAL ESTATE LIMITED PARTNERSHIP
                          (An Illinois Limited Partnership)

                          STATEMENTS OF INCOME AND EXPENSES
                    for the quarters ended June 30, 1997 and 1996
                                     (UNAUDITED)

                                                     1997           1996
                                                -------------- --------------
   Income:
     Rental                                     $     633,683  $     964,581
     Service                                          398,733        445,651
     Interest on short-term investments               147,573         40,156
     Settlement income                                276,068
                                                -------------- --------------
       Total income                                 1,456,057      1,450,388
                                                -------------- --------------
   Expenses:
     Depreciation                                     159,064        202,012
     Property operating                               215,240        290,999
     Real estate taxes                                277,215        324,237
     Property management fees                          51,412         68,026
     Administrative                                   164,938        185,319
                                                -------------- --------------
       Total expenses                                 867,869      1,070,593
                                                -------------- --------------
   Income before participation in income
     of joint venture with affiliates                 588,188        379,795
   Participation in income of joint venture
     with affiliates                                                  22,620
   Gain on sale of property                         4,218,099
                                                -------------- --------------
   Net income                                   $   4,806,287  $     402,415
                                                ============== ==============
   Net income allocated to General Partner      $     115,441  $      58,549
                                                ============== ==============
   Net income allocated to Limited Partners     $   4,690,846  $     343,866
                                                ============== ==============
   Net income per Limited Partnership Interest
     (185,486 issued and outstanding)           $       25.29  $        1.85
                                                ============== ==============
   Distribution to General Partner              $      46,637  $      46,636
                                                ============== ==============
   Distribution to Limited Partners             $     419,733  $     419,733
                                                ============== ==============
   Distribution per Limited Partnership
     Interest:

      Taxable                                   $        2.29  $        2.29
                                                ============== ==============
      Tax-exempt                                $        2.26  $        2.26
                                                ============== ==============

   The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PENSION INVESTORS - IV
                          A REAL ESTATE LIMITED PARTNERSHIP
                          (An Illinois Limited Partnership)

                                STATEMENTS OF CASH FLOWS
                   for the six months ended June 30, 1997 and 1996
                                     (UNAUDITED)

                                                     1997           1996
                                                -------------- --------------
   Operating activities:
     Net income                                 $   5,030,759  $     706,487
     Adjustments to reconcile net income
       to net cash provided by
       operating activities:
         Participation in income of joint
           venture with affiliates                                   (35,010)
         Gain on sale of property                  (4,218,099)
         Depreciation of properties                   361,076        404,024
         Amortization of deferred expenses              2,794          2,794
         Net change in:
           Accounts and accrued interest
             receivable                              (113,705)        (1,960)
           Prepaid expenses                            38,439        (56,349)
           Accounts payable                           (14,508)       (47,404)
           Due to affiliates                           17,953         13,081
           Accrued liabilities                                       131,298
           Security deposits                          (53,001)       (12,403)
                                                -------------- --------------
     Net cash provided by operating activities      1,051,708      1,104,558
                                                -------------- --------------

   Investing activities:
     Proceeds from sale of property                13,300,000
     Payment of selling costs                        (525,090)
     Capital contribution to joint
       venture - affiliates                                          (15,934)
     Distribution from joint
       venture - affiliates                            76,101         61,188
                                                -------------- --------------
     Cash provided by investing activities         12,851,011         45,254
                                                -------------- --------------

   Financing activities:
     Distributions to Limited Partners             (2,475,453)      (839,466)
     Distributions to General Partner                 (93,274)       (93,273)
                                                -------------- --------------
     Cash used in financing activities             (2,568,727)      (932,739)
                                                -------------- --------------

                        BALCOR EQUITY PENSION INVESTORS - IV
                          A REAL ESTATE LIMITED PARTNERSHIP
                          (An Illinois Limited Partnership)

                                STATEMENTS OF CASH FLOWS
                   for the six months ended June 30, 1997 and 1996
                                     (UNAUDITED)
                                     (Continued)

                                                       1997           1996
                                                  -------------- --------------
   Net change in cash and cash equivalents         11,333,992        217,073

   Cash and cash equivalents at beginning
     of period                                      5,184,704      3,389,826
                                                -------------- --------------
   Cash and cash equivalents at end of period   $  16,518,696  $   3,606,899
                                                ============== ==============


   The accompanying notes are an integral part of the financial statements.

                         BALCOR EQUITY PENSION INVESTORS-IV
                          A REAL ESTATE LIMITED PARTNERSHIP
                          (An Illinois Limited Partnership)

                            NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold its minority joint venture interest in the 45 West 45th Street Office Building. During 1997, the Partnership sold the Gleneagles Apartments. Currently, the Partnership is actively marketing for sale its remaining property, the Evanston Plaza Shopping Center. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 6 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1997 are:

                                           Paid
                                    ----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost   $   46,937   $  27,623    $  77,130

4. Property Sale:

In May 1997, the Partnership sold the Gleneagles Apartments in an all cash sale for $13,300,000. From the proceeds of the sale, the Partnership paid $525,090 in selling costs. The basis of the property was $8,556,811, which is net of accumulated depreciation of $5,051,642. For financial statement purposes, the Partnership recognized a gain of $4,218,099 from the sale of this property.

5. Investment in Joint Venture with Affiliates:

The 45 West 45th Street Office Building was owned by a joint venture consisting of the Partnership and three affiliates. During November 1996, the joint venture sold the property. Pursuant to the sale agreement, $500,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until April 1997, at which time the funds were released in full. The Partnership's share of these proceeds was $76,101.

6. Contingencies:

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

7. Subsequent Event:

In July 1997, the Partnership paid a distribution of $13,867,468 ($74.79 per Taxable Interest and $74.76 per Tax-exempt Interest) to the holders of Limited Partnership Interests for the second quarter of 1997. This distribution includes the regular quarterly distribution from Cash Flow of $2.29 per Taxable Interest and $2.26 per Tax-exempt Interest, and a special distribution from Mortgage Reductions of $72.50 per Taxable and Tax-exempt Interest primarily from the proceeds received in connection with the May 1997 sale of the Gleneagles Apartments.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1986 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $46,371,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund one acquisition loan and acquire two real property investments. During 1996, the Partnership sold the property in which it held a minority joint venture interest. In May 1997, the Partnership sold the Gleneagles Apartments. Currently, the Partnership is actively marketing for sale its remaining property, the Evanston Plaza Shopping Center.

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

Operations
----------

Summary of Operations
---------------------

In May 1997, the Partnership sold the Gleneagles Apartments and recognized a gain which resulted in an increase in net income during the six months and quarter ended June 30, 1997 as compared to the same periods in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the six months and quarters ended June 30, 1997 and 1996.

The Partnership sold the Gleneagles Apartments in May 1997 and recognized a gain of $4,218,099 for financial statement purposes. This sale also resulted in decreases in rental and service income, depreciation, property operating expense, real estate taxes and property management fees during 1997 as compared to 1996.

Due to higher average cash balances as a result of the proceeds received in connection with the sale of the Gleneagles Apartments prior to distribution to Limited Partners in July 1997, interest income on short-term investments increased during 1997 as compared to 1996.

In April 1997, the Partnership entered a settlement agreement with the manufacturer of the roof at the Evanston Plaza Shopping Center relating to alleged defects. The Partnership received $276,068 in satisfaction of its claims. The amount received was recognized by the Partnership as settlement income for financial statement purposes.

The Partnership incurred higher professional fees of approximately $103,000 in 1996 in connection with the valuation of the Partnership's real estate assets, which was the primary reason for the decrease in administrative expenses during 1997 as compared to 1996. However, the Partnership incurred higher accounting, consulting, legal and portfolio management fees during 1997 of approximately $89,000 relating to property sales and class action litigation which partially offset the decrease.

The 45 West 45th Street Office Building, in which the Partnership held a minority joint venture interest, was sold during November 1996. As a result, participation in income of joint venture with affiliates ceased during 1997.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $11,334,000 as of June 30, 1997 as compared to December 31, 1996 primarily due to the proceeds received in connection with the sale of Gleneagles Apartments in May 1997. Cash flow of approximately $1,052,000 was provided by operating activities during 1997 consisting of cash flow from the operations of properties, settlement income related to Evanston Plaza Shopping Center and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Cash from the Partnership's investing activities consisted of the net proceeds received in connection with the sale of the Gleneagles Apartments of approximately $12,775,000 and the release of the Partnership's share of the holdback related to the sale of the 45 West 45th Street Office Building of approximately $76,000. Financing activities consisted of distributions to the Partners of approximately $2,569,000. In addition, in July 1997 the Partnership made a special distribution of $13,447,735 to the Limited Partners.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. A deficit is considered significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. The Gleneagles Apartments generated positive cash flow prior to its sale in May 1997 and during 1996. During 1997 and 1996, the Evanston Plaza Shopping Center generated positive cash flow. The 45 West 45th Street Office Building, in which the Partnership held a minority joint venture interest with affiliates, generated positive cash flow prior to its sale in November 1996. As of June 30, 1997, the Evanston Plaza Shopping Center had an occupancy rate of 79%.

The Partnership sold the Gleneagles Apartments in May 1997 and is actively marketing for sale its remaining property, the Evanston Plaza Shopping Center. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

In May 1997, the Partnership sold the Gleneagles Apartments in an all cash sale for $13,300,000. From the proceeds of the sale, the Partnership paid $525,090 in selling costs. The remainder of the available proceeds were distributed to the Limited Partners in July 1997. See Note 4 of Notes to Financial Statements for additional information.

The 45 West 45th Street Office Building was owned by a joint venture consisting of the Partnership and three affiliates. During November 1996, the joint venture sold the property. Pursuant to the sale agreement, $500,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until April 1997, at which time the funds were released in full. The Partnership's share of these proceeds was $76,101.

In July 1997, the Partnership paid a distribution of $13,867,468 ($74.79 per Taxable Interest and $74.76 per Tax-exempt Interest) to the holders of Limited Partnership Interests for the second quarter of 1997. This distribution includes the regular quarterly distribution from Cash Flow of $2.29 per Taxable Interest and $2.26 per Tax-exempt Interest and a special distribution from Mortgage Reductions of $72.50 per Taxable and Tax-exempt Interest primarily from the proceeds received in connection with the May 1997 sale of the Gleneagles Apartments. The level of the regular quarterly distribution is consistent with the amount distributed for the first quarter of 1997. Including the July 1997 distribution, Limited Partners have received cumulative distributions of $179.28 per $250 Taxable Interest, of which $97.71 represents Cash Flow from operations and $81.57 represents a return of Original Capital, and $177.10 per $250 Tax-exempt Interest, of which $95.53 represents Cash Flow from operations and $81.57 represents a return of Original Capital. In July 1997, the Partnership also paid $34,978 to the General Partner as its distributive share of the second quarter of 1997 distribution, and made a contribution to the Repurchase Fund of $11,659. Since only one property remains, future quarterly distributions from Cash Flow are not expected to be made. Future distributions will be made from available sales proceeds from the Evanston Plaza Shopping Center, as to which there can be no assurances. In light of results to date, the General Partner does not anticipate that investors will recover all of their original investment.

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

                      BALCOR EQUITY PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION
-------------------------

Evanston Plaza
--------------

As previously reported, on March 18, 1997, the Partnership contracted to sell Evanston Plaza, Evanston, Illinois to an unaffiliated party, Crosstown Asset Corp. I, a Delaware corporation, for a sale price of $8,100,000. On May 21, 1997, the purchaser exercised its option to terminate the agreement and the closing of the sale will not occur. Pursuant to the agreement of sale, the earnest money deposited by the purchaser and interest accrued thereon was returned to the purchaser.

Gleneagles Apartments
---------------------

As previously reported, on October 24, 1996, the Partnership contracted to sell the Gleneagles Apartments, Dade County, Florida, to an unaffiliated party, Ceebraid-Signal Corporation, a Florida corporation (the "Purchaser"), for a sale price of $13,675,000. The purchase price was reduced to $13,300,000. The sale closed on May 12, 1997. From the proceeds of the sale, the Partnership paid closing costs of $192,590, and a total of $332,500 as a brokerage commission to two unaffiliated parties, one of which is an affiliate of the third party which managed the property. The Partnership received the remaining proceeds of $12,774,910.

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

(a)(ii) Amendment to Agreement of Sale and Escrow Agreement dated November 10, 1996, relating to the sale of Gleneagles Apartments, Dade County, Florida, as previously filed as Exhibit (10)(a)(ii) to the Registrant's Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(a)(iii) Second Amendment to Agreement of Sale and Escrow Agreement dated January 3, 1997, relating to the sale of Gleneagles Apartments, Dade County, Florida, as previously filed as Exhibit (10)(a)(iii) to the Registrant's Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(a)(iv) Third Amendment to Agreement of Sale and Escrow Agreement dated January 15, 1997, relating to the sale of Gleneagles Apartments, Dade County, Florida, as previously filed as Exhibit (10)(a)(iv) to the Registrant's Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(a)(v) Fourth Amendment to Agreement of Sale dated January 31, 1997, relating to the sale of Gleneagles Apartments, Dade County, Florida, as previously filed as Exhibit (10)(a)(v) to the Registrant's Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(a)(vi) Letter Agreement dated February 25, 1997, relating to the sale of the Gleneagles Apartments, Dade County, Florida, as previously filed as Exhibit
(10)(a)(vi) to the Registrant's Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(a)(vii) Letter dated March 14, 1997, relating to the sale of the cancellation of the Agreement of Sale of the Gleneagles Apartments, Dade County, Florida, as previously filed as Exhibit (10)(a)(vii) to the Registrant's Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(a)(viii) Reinstatement and Fifth Amendment to Agreement of Sale and Escrow Agreement dated April 25, 1997, relating to the sale of Gleneagles Apartments, Dade County, Florida, previously filed as Exhibit (10)(a)(viii) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

(b)(i) Agreement of Sale and attachment thereto relating to the sale of Evanston Plaza, Evanston, Illinois, as previously filed as Exhibit (10)(b) to the Registrant's Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(b)(ii) Letter of termination dated April 7, 1997, relating to the sale of Evanston Plaza, Evanston, Illinois, previously filed as Exhibit (10)(b)(ii) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

(b)(iii) Ratification and Amendment of Agreement of Sale dated April 15, 1997, relating to the sale of Evanston Plaza, Evanston, Illinois, previously filed as Exhibit (10)(b)(iii) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

(b)(iv) Letter of termination dated May 21, 1997, relating to the sale of Evanston Plaza, Evanston, Illinois, is attached hereto.

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1997.

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


Date: August 8, 1997
      -----------------