Form 10-Q
period 1997-09-30
BALCOR EQUITY PENSION INVESTORS IV
filed 1997-11-03
CIK 796805

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)

                                    ASSETS

                                                  1997           1996
                                             -------------- --------------
Cash and cash equivalents                    $   2,522,557  $   5,184,704
Accounts and accrued interest receivable           185,307        139,281
Prepaid expenses                                                   38,439
Deferred expenses, net of accumulated
  amortization of $19,559 in 1997 and
  $15,367 in 1996.                                  36,325         40,517
                                             -------------- --------------
                                                 2,744,189      5,402,941
                                             -------------- --------------
Investment in real estate:
  Land                                           3,217,218      5,694,341
  Buildings and improvements                     8,949,270     20,730,600
                                             -------------- --------------
                                                12,166,488     26,424,941
  Less accumulated depreciation                  5,413,879      9,980,038
                                             -------------- --------------
Investment in real estate, net of
  accumulated depreciation                       6,752,609     16,444,903
                                             -------------- --------------
Investment in joint venture
  with affiliates                                                  76,101
                                             -------------- --------------
                                             $   9,496,798  $  21,923,945
                                             ============== ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      22,952  $      31,703
Due to affiliates                                   66,788         59,177
Accrued real estate taxes                          755,534        995,568
Security deposits                                    9,882         62,883
                                             -------------- --------------
    Total liabilities                              855,156      1,149,331
                                             -------------- --------------

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (Unaudited)
                                  (Continued)


                                                  1997           1996
                                               -------------- --------------
Commitments and contingencies

Limited Partners' capital (185,486
  Interests issued and outstanding)              8,865,973     20,859,034
General Partner's deficit                         (224,331)       (84,420)
                                             -------------- --------------
    Total partners' capital                      8,641,642     20,774,614
                                             -------------- --------------
                                             $   9,496,798  $  21,923,945
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             For the nine months ended September 30, 1997 and 1996
                                  (Unaudited)


                                                  1997           1996
                                             -------------- --------------
Income:
  Rental                                     $   1,987,682  $   2,931,726
  Service                                          657,917        774,154
  Interest on short-term investments               279,203        120,382
  Settlement income                                276,068
                                             -------------- --------------
    Total income                                 3,200,870      3,826,262
                                             -------------- --------------

Expenses:
  Depreciation                                     485,483        606,037
  Property operating                               597,530        886,842
  Real estate taxes                                854,779        933,928
  Property management fees                         128,511        179,718
  Administrative                                   352,806        350,476
  Provision for investment property writedown      650,000
                                             -------------- --------------
    Total expenses                               3,069,109      2,957,001
                                             -------------- --------------
Income before participation in income
  of joint venture with affiliates
  and gain on sale of property                     131,761        869,261
Participation in income of joint
  venture with affiliates                                          74,426
Gain on sale of property                         4,218,099
                                             -------------- --------------
Net income                                   $   4,349,860  $     943,687
                                             ============== ==============
Net income allocated to General Partner               None  $     149,289
                                             ============== ==============
Net income allocated to Limited Partners     $   4,349,860  $     794,398
                                             ============== ==============
Net income per Limited Partnership Interest
  (185,486 issued and outstanding)           $       23.45  $        4.28
                                             ============== ==============
Distributions to General Partner             $     139,911  $     139,909
                                             ============== ==============
Distributions to Limited Partners            $  16,342,921  $   1,259,199
                                             ============== ==============

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             For the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


                                                  1997           1996
                                               -------------- --------------
Distributions per Limited Partnership
  Interest:

   Taxable                                   $       88.19  $        6.87
                                             ============== ==============
   Tax-exempt                                $       88.10  $        6.78
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              For the quarters ended September 30, 1997 and 1996
                                  (Unaudited)


                                                   1997           1996
                                             -------------- --------------
Income:
  Rental                                     $     378,808  $     958,625
  Service                                          103,801        173,991
  Interest on short-term investments                80,876         37,871
                                             -------------- --------------
    Total income                                   563,485      1,170,487
                                             -------------- --------------

Expenses:
  Depreciation                                     124,407        202,013
  Property operating                                57,006        318,871
  Real estate taxes                                263,655        285,454
  Property management fees                          21,961         55,278
  Administrative                                   127,355        111,087
  Provision for investment property writedown      650,000
                                             -------------- --------------
    Total expenses                               1,244,384        972,703
                                             -------------- --------------
(Loss) income before participation in income
  of joint venture with affiliates                (680,899)       197,784
Participation in income of joint
  venture with affiliates                                          39,416
                                             -------------- --------------
Net (loss) income                            $    (680,899) $     237,200
                                             ============== ==============
Net (loss) income allocated to General
  Partner                                    $    (156,195) $      42,026
                                             ============== ==============
Net (loss) income allocated to Limited
  Partners                                   $    (524,704) $     195,174
                                             ============== ==============
Net (loss) income per Limited Partnership
  Interest (185,486 issued and outstanding)  $       (2.83) $        1.05
                                             ============== ==============
Distribution to General Partner              $      46,637  $      46,636
                                             ============== ==============
Distribution to Limited Partners             $  13,867,468  $     419,733
                                             ============== ==============

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              For the quarters ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)


                                                 1997           1996
                                            -------------- --------------
Distribution per Limited Partnership
  Interest:

    Taxable                                  $       74.79  $        2.29
                                             ============== ==============
    Tax-exempt                               $       74.76  $        2.26
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1997 and 1996
                                  (Unaudited)

                                                 1997           1996
                                             -------------- --------------
Operating activities:
  Net income                                 $   4,349,860  $     943,687
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Participation in (income) of joint
        venture with affiliates                                   (74,426)
      Gain on sale of property                  (4,218,099)
      Depreciation of properties                   485,483        606,037
      Amortization of deferred expenses              4,192          4,191
      Provision for investment property
        writedown                                  650,000
      Net change in:
       Accounts and accrued
         interest receivable                       (46,026)        (9,974)
       Prepaid expenses                             38,439        (31,338)
       Accounts payable                             (8,751)       (61,159)
       Due to affiliates                             7,611         26,506
       Accrued liabilities                        (240,034)       (61,641)
       Security deposits                           (53,001)       (16,421)
                                             -------------- --------------
  Net cash provided by operating activities        969,674      1,325,462
                                             -------------- --------------
Investing activities:
  Proceeds from sale of property                13,300,000
  Payment of selling costs                        (525,090)
  Capital contribution to joint
    venture - affiliates                                          (15,934)
  Distributions from joint
    venture - affiliates                            76,101        108,273
                                             -------------- --------------
  Net cash provided by investing activities     12,851,011         92,339
                                             -------------- --------------

Financing activities:
  Distributions to Limited Partners            (16,342,921)    (1,259,199)
  Distributions to General Partner                (139,911)      (139,909)
                                             -------------- --------------
  Cash used in financing activities            (16,482,832)    (1,399,108)
                                             -------------- --------------

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             For the nine months ended September 30, 1997 and 1996
                                  (Unaudited)
                                  (Continued)

                                                  1997           1996
                                             -------------- --------------
Net change in cash and cash equivalents         (2,662,147)        18,693

Cash and cash equivalents at beginning
  of period                                      5,184,704      3,389,826
                                             -------------- --------------

Cash and cash equivalents at end of period   $   2,522,557  $   3,408,519
                                             ============== ==============


The accompanying notes are an integral part of the financial statements.

                         BALCOR EQUITY PENSION INVESTORS-IV
                          A REAL ESTATE LIMITED PARTNERSHIP
                          (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1997, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold its minority joint venture interest in the 45 West 45th Street Office Building. During 1997, the Partnership sold the Gleneagles Apartments. Currently, the Partnership is actively marketing for sale its remaining property, the Evanston Plaza Shopping Center. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 6 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1997 are:

                                              Paid
                                    ----------------------
                                    Nine Months    Quarter      Payable
                                    -----------   --------     --------

   Reimbursement of expenses to
    the General Partner, at cost   $     80,271  $  33,334    $   66,788

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

5. Provision for Investment Property Writedown:

During the quarter ended September 30, 1997, the General Partner determined that an impairment of the asset value of the Evanston Plaza Shopping Center located in Evanston, Illinois, had occurred. As a result, the property was written down by $650,000 to an amount representing the Partnership's estimate of the property's sales value less estimated closing costs. The decline in value is attributable to a decline in occupancy at the property and an overall softness in the retail market.

6. Investment in Joint Venture with Affiliates:

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

7. Contingencies:

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

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1986 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $46,371,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund one acquisition loan and acquire two real property investments. During 1996, the property in which the Partnership held a minority joint venture interest was sold. In May 1997, the Partnership sold the Gleneagles Apartments. Currently, the Partnership is actively marketing for sale its remaining property, the Evanston Plaza Shopping Center.

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

Operations
----------

Summary of Operations
---------------------

In May 1997, the Partnership sold the Gleneagles Apartments and recognized a gain which resulted in an increase in net income during the nine months ended September 30, 1997 as compared to the same period in 1996. The Partnership recognized a provision for the decline in the fair value of the Evanston Plaza Shopping Center during the third quarter of 1997, which resulted in a net loss during the quarter ended September 30, 1997 as compared to net income during the same period in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Unless otherwise noted, discussions of fluctuations between 1997 and 1996 refer to both the nine months and quarters ended September 30, 1997 and 1996.

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

In April 1997, the Partnership entered into a settlement agreement with the manufacturer of the roof at the Evanston Plaza Shopping Center relating to alleged defects. The Partnership received $276,068 in satisfaction of its claims. The amount received was recognized by the Partnership as settlement income for financial statement purposes.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its properties. Determinations of fair value are made periodically on the basis of assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During September 1997, the Partnership recognized a provision for investment property writedown of $650,000 to provide for a change in the estimate of the fair value of the Evanston Plaza Shopping Center. The decline in value is attributable to a decline in occupancy at the property and an overall softness in the retail market.

The 45 West 45th Street Office Building, in which the Partnership held a minority joint venture interest, was sold during November 1996. As a result, participation in income of joint venture with affiliates ceased during 1997.

The Partnership incurred higher professional fees during the third quarter of 1997 which resulted in an increase in administrative expense during the quarter ended September 30, 1997 when compared to the same period in 1996.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $2,662,000 as of September 30, 1997 as compared to December 31, 1996 primarily due to the special distributions of proceeds to Limited Partners made in January 1997 from the 1996 sale of the 45th West 45th Street Office Building and in July 1997 from the May 1997 sale of the Gleneagles Apartments, which was partially offset by the net proceeds received from the sale of the Gleneagles Apartments. Cash flow of approximately $970,000 was provided by operating activities during 1997 consisting of cash flow from the operations of properties, settlement income related to Evanston Plaza Shopping Center and interest income on short-term investments, which were partially offset by the payment of administrative expenses. Cash from the Partnership's investing activities consisted of the net proceeds received in connection with the sale of the Gleneagles Apartments of approximately $12,775,000 and the release of the Partnership's share of the holdback related to the sale of the 45 West 45th Street Office Building of approximately $76,000. Financing activities consisted of the payment of distributions to the Partners of approximately $16,483,000, which included proceeds from the sales of the 45th West 45th Street Office Building and Gleneagles Apartments.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit, or a significant deficit, each after consideration of debt service payments unless otherwise indicated. The partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. The Gleneagles Apartments generated positive cash flow prior to its sale in May

1997 and during 1996. During 1997 and 1996, the Evanston Plaza Shopping Center generated positive cash flow. The 45 West 45th Street Office Building, in which the Partnership held a minority joint venture interest with affiliates, generated positive cash flow prior to its sale in November 1996. As of September 30, 1997, the Evanston Plaza Shopping Center had an occupancy rate of 79%.

The Partnership sold the Gleneagles Apartments in May 1997 and is actively marketing for sale its remaining property, the Evanston Plaza Shopping Center. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

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

To date, Limited Partners have received cumulative distributions of $179.28 per $250 Taxable Interest, of which $97.71 represents Cash Flow from operations and $81.57 represents a return of Original Capital, and $177.10 per $250 Tax-exempt Interest, of which $95.53 represents Cash Flow from operations and $81.57 represents a return of Original Capital. Since only one property remains, future quarterly distributions from Cash Flow are not expected to be made. Future distributions will be made from available sales proceeds from the Evanston Plaza Shopping Center, as to which there can be no assurances. In light of results to date, the General Partner does not anticipate that investors will recover all of their original investment.

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

(10) Material Contracts:

(i) Agreement of Sale and attachment thereto relating to the sale of the Gleneagles Apartments located in Dade County, Florida previously filed as
Exhibit 2 to the Registrant's Report on Form 8-K dated October 24, 1996 is incorporated herein by reference.

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

(vi) Letter Agreement dated February 25, 1997, relating to the sale of the Gleneagles Apartments, Dade County, Florida, as previously filed as Exhibit
(10)(vi) to the Registrant's Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(vii) Letter dated March 14, 1997, relating to the cancellation of the Agreement of Sale of the Gleneagles Apartments, Dade County, Florida, as previously filed as Exhibit (10)(a)(vii) to the Registrant's Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(viii) Reinstatement and Fifth Amendment to Agreement of Sale and Escrow Agreement dated April 25, 1997, relating to the sale of Gleneagles Apartments, Dade County, Florida, previously filed as Exhibit (10)(a)(viii) to the Registrant's Report on Form 10-Q for the quarter ended March 31, 1997 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1997 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1997.

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


Date: November 3, 1997
      -----------------