Form 10-K
period 1997-12-31
BALCOR EQUITY PENSION INVESTORS IV
filed 1998-03-31
CIK 796805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
                          -----------------
                                      OR

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

The Registrant originally funded one acquisition loan and acquired two real property investments and subsequently foreclosed on the acquisition loan. During 1997, the Registrant disposed of two of these investments. The Registrant has one property in its portfolio as of December 31, 1997 as described under "Item 2. Property". The Partnership Agreement generally provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions, but will be distributed to the extent not required to meet the Registrant's cash requirements.

The Registrant's remaining property faces various levels of competition for retention of its tenants from similar properties in the vicinity in which it is located. The Registrant has no plans to change the current use of or to renovate its remaining property, except that the Registrant is negotiating to purchase two outlots located adjacent to the property. The agreements of sale are expected to be assigned to the purchaser of the property prior to the closing of the sale. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" for additional information regarding the competitive conditions in Evanston, Illinois.

The outlook for the retail sector of the investment real estate industry is highly variable, depending upon the property's location and design. Locations susceptible to new competition or in declining markets demographically may experience declines in value while well-located centers are commanding premiums. Visibility, accessibility and proximity to the population and other strong retailers are critical location elements.

A center's design is also critical to investors. Particularly vulnerable are centers with tenants involved in merger opportunities. One of the more attractive retail categories currently is the "community center," particularly those anchored by a "super" grocery store/pharmacy. Finally, the impact of internet shopping has caused uncertainty in the entire retail real estate industry. Although the technology is still relatively primitive, its long-term impact may force shopping center investors to access alternative tenant strategies.

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Registrant sold its minority joint venture interest in the 45 West 45th Street Office Building. In 1997, the Registrant sold the Gleneagles Apartments. The Registrant has entered into a contract to sell its remaining property, the Evanston Plaza Shopping Center, for a sale price of $7,200,000. See "Other Information" below for additional information. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Registrant for a longer period of time.

During May 1997, the Registrant sold the Gleneagles Apartments in an all cash sale for $13,300,000. See "Item 7. Liquidity and Capital Resources" for additional information.

The Registrant, by virtue of its ownership of real estate, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. Except as described below, the General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Equity Partners-IV, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Other Information
-----------------

Evanston Plaza
--------------

As previously reported, on December 8, 1997, the Registrant contracted to sell the Evanston Plaza shopping center, Evanston, Illinois, to an unaffiliated party, Joseph Freed Holdings, L.L.C., an Illinois limited liability company, for a sale price of $7,200,000. The closing of the sale is scheduled to occur 30 days after the satisfaction of certain conditions described in the agreement of sale, all of which have not been satisfied as of this date. Therefore, the purchaser has exercised two of its three options to extend by 30 days the date by which the conditions must be satisfied. The extended date is April 29, 1998.

An environmental study of Evanston Plaza was initiated by the Registrant in 1997 as a part of the property sale process. Although it has not been fully completed, the study has identified certain environmental issues on the site. The environmental analysis determined the presence of arsenic, lead and PNA's in the ground soil principally underneath the parking lot in concentrations above state action levels. The analysis also determined the presence of vinyl chloride in concentrations above action levels in the ground water. The vinyl chloride has begun to shift and has migrated off site; however, this shift appears at this time to be confined to a limited area. The Illinois Environmental Protection Agency (IEPA) has been notified and the Registrant has entered the Illinois voluntary site remediation program. The General Partner is currently in conversations with the IEPA and the City of Evanston and a remediation plan is expected to be submitted by the Registrant to the IEPA in April 1998.

There are different options and levels of remediation that are possible depending on the substances, their location and volume, as well as other factors. While the General Partner does not believe, based upon current conversations with the IEPA, that maximum remediation will be mandated, should the state of Illinois mandate a maximum remediation program, the remediation costs could approximate $1,900,000. There would likely be additional costs for reconstruction of the parking lot and other areas following completion of the remediation which are difficult to quantify at this time.

Item 2. Property
------------------

As of December 31, 1997, the Registrant owned, in fee simple, the Evanston Plaza Shopping Center located in Evanston, Illinois. This property is a neighborhood shopping center containing approximately 170,000 square feet located on approximately 13 acres.

The average occupancy rates and effective average rent per square foot for the Evanston Plaza Shopping Center for each of the last five years are described below.

                            1997      1996     1995      1994      1993
                            ----      ----     ----      ----     -----
Occupancy rate              79%       85%       96%       96%       96%
Effective rent            $11.89    $12.43    $10.43    $10.12     $9.31

Information regarding tenants occupying 10% or more of the leaseable square feet of the Evanston Plaza Shopping Center is provided below.

                                                     Scheduled       Lease
                                     Base Rent    Lease Expiration   Renewal
Tenant              Square Feet      Per Annum          Date         Option

Franks Nursery           26,996       $312,000         8/2007         Yes
(Arts/Crafts/Plants)

Office Depot
(Office Supplies
 and Equipment)          40,050       $440,550         9/2002         Yes

Kids R Us
(Children's
 Clothing)               20,400       $254,100         1/2014         Yes

Real estate taxes incurred in 1997 for the above property totaled $1,013,284.

The Federal tax basis of the Registrant's property totaled $16,440,926 as of December 31, 1997. For Federal income tax purposes, the acquisition costs of the property are depreciated over the useful life of 40 years, using the straight-line method. Other minor assets are depreciated over their applicable recovery periods.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for its real estate investment property.

See Notes to Financial Statements for other information regarding former real estate property investments.

Item 3. Legal Proceedings
-------------------------

Klein, et al. vs. Lehman Brothers, Inc., et al.
-----------------------------------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The complaint was amended on each of October 18, 1996, December 5, 1997, and January 15, 1998. The Registrant, additional limited partnerships which were sponsored by The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc. and various other entities were originally the named defendants in the action. The December 5, 1997 and January 15, 1998 Amended Complaints, among other changes, no longer name the Registrant as a defendant and all claims relating to the Registrant have been eliminated from the Amended Complaint. As a result, this case will be deleted from all future reports of the Registrant.

Dee vs. Walton Street Capital Acquisition II, LLC
-------------------------------------------------

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

The complaint seeks to assert class and derivative claims against the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs requested certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants filed motions to dismiss the complaint for failure to state a cause of action. On January 7, 1997, the Chancery Court denied the plaintiffs' motion for leave to amend the complaint and dismissed the matter for failure to state a cause of action, with prejudice.

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois. Plaintiff's brief was filed with the Appellate Court in September 1997. Defendants filed their reply briefs in January 1998. Oral arguments before the Appellate Court were held on March 18, 1998. The Appellate Court is expected to issue its opinion in the spring of 1998, although there can be no assurances on such date.

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

No matters were submitted to a vote of the Limited Partners of the Registrant during 1997.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
-------------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

As of December 31, 1997, the number of record holders of Limited Partnership Interests of the Registrant was 6,212.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,

                    ----------------------------------------------------------
                       1997        1996        1995        1994        1993
                    ----------  ----------  ----------  ----------  ----------
Total income        $4,003,399  $5,327,280 $5,191,721  $5,088,403   $ 4,556,554
Net income (loss)    4,559,177  (2,849,269)   905,702   1,144,130       339,089
Net income (loss)
  per Limited
  Partnership
  Interest-Basic
    and Diluted         23.58      (16.54)       3.82        5.14           .81
Total assets        9,931,923   21,923,945 26,733,957  28,010,591    28,709,441
Distributions
  per Taxable
  Limited
  Partnership
  Interest (A)          88.19         9.16      11.37       11.28         10.08
Distributions
  per Tax-exempt
  Limited Partnership
  Interest (A)           88.10        9.04       9.76       10.09         10.53

(A) These amounts include distributions of original capital of $81.32 per Taxable and Tax-exempt Limited Partnership Interest during 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------
Summary of Operations
---------------------
During 1997,  Balcor Equity Pension Investors - IV A Real Estate Limited

Partnership (the "Partnership") sold the Gleneagles Apartments and recognized a significant gain on this sale. In addition, during both 1997 and 1996 the Partnership recognized a provision related to a decline in the fair value of the Evanston Plaza Shopping Center. During 1996, the Partnership recognized its share of the gain on the sale of the 45 West 45th Street Office Building. As a result of the above transactions, the Partnership generated net income during 1997 as compared to a net loss during 1996. The Partnership generated net income from operations in 1995, which was partially offset by the recognition of its share of a provision related to the 45 West 45th Street Office Building. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

The Partnership sold the Gleneagles Apartments in May 1997 and recognized a gain of $4,218,099 for financial statement purposes. This sale also resulted in decreases in rental income, property operating expense, real estate taxes and property management fees during 1997 as compared to 1996.

Due to lower real estate tax reimbursements from tenants at the Evanston Plaza Shopping Center and the sale of the Gleneagles Apartments in 1997, service income decreased during 1997 as compared to 1996.

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

The Partnership recognized other income during 1997 primarily in connection with refunds of prior years' insurance premiums relating to the Partnership's properties.

Depreciation expense decreased during 1997 due to the sale of the Gleneagles Apartments and due to the decline in the fair value of the Evanston Plaza Shopping Center in 1996 which resulted in a writedown of the basis of the property.

The Partnership incurred higher legal fees during 1997 relating to the sale of Gleneagles Apartments and the pending sale of the Evanston Plaza Shopping Center. The Partnership also incurred higher accounting fees. These increases were partially offset by a decrease in professional fees which were incurred during 1996 in connection with a response to a tender offer. As a result, administrative expense increased during 1997 as compared to 1996.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its property. Determinations of fair value are made periodically on the basis of assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During 1997 and 1996, the Partnership recognized a provision for investment property writedown of $850,000 and $4,782,000, respectively, to provide for a change in the estimate of the fair value of the Evanston Plaza Shopping Center. The decline in value is attributable to a decline in occupancy at the property and an overall softness in the retail market. The decline in 1996 was also attributable to certain tenant bankruptcies.

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

Participation in income (loss) of joint venture with affiliates represented the Partnership's share of the operations of the 45 West 45th Street Office Building. As a result of the recognition of the Partnership's share of the gain on the sale of the property in 1996 of approximately $447,000 and its share of a decline in the fair value of the property in 1995 of approximately $376,000, the Partnership recognized participation in income of joint venture with affiliates during 1996 as compared to participation in loss during 1995.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $2,152,000 as of December 31, 1997 as compared to December 31, 1996 primarily due to the special distributions of proceeds to Limited Partners made in January 1997 from the 1996 sale of the 45th West 45th Street Office Building and in July 1997 from the May 1997 sale of the Gleneagles Apartments, which was partially offset by the net proceeds received from the sale of the Gleneagles Apartments. Cash flow of approximately $1,480,000 was provided by operating activities during 1997 consisting primarily of cash flow from the operations of properties, settlement income related to the Evanston Plaza Shopping Center and interest income on short-term investments which were partially offset by the payment of administrative expenses. Cash flow from the Partnership's investing activities consisted of the net proceeds received in connection with the sale of the Gleneagles Apartments of approximately $12,775,000 and the release of the Partnership's share of the holdback related to the sale of the 45 West 45th Street Office Building of approximately $76,000. Financing activities consisted of the payment of distributions to the Partners of approximately $16,483,000.

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

Evanston Plaza Shopping Center is located in Evanston, Illinois, one of Chicago's oldest and more prestigious suburbs. The property, however, is not located in one of the more affluent sections of Evanston. The center has a good infill location, but visibility of the property is hampered by the position of the Kids 'R' Us building. The lack of a grocery store tenant and the relatively high level of property taxes represent added challenges for the property. New retail developments have been approved or completed on the Evanston/Chicago border which is approximately two miles to the south of the property. As of December 31, 1997, the property had an occupancy rate of 79%. Occupancy decreased at the property during 1997 as compared to 1996 primarily due to certain tenant bankruptcies.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold its minority joint venture interest in the 45 West 45th Street Office Building. In 1997, the Partnership sold the Gleneagles Apartments. The Partnership has entered into a contract to sell its remaining property, the Evanston Plaza Shopping Center, for a sale price of $7,200,000. See "Item 1. Other Information" for additional information. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Item 3. Legal Proceedings. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In May 1997, the Partnership sold the Gleneagles Apartments in an all cash sale for $13,300,000. From the proceeds of the sale, the Partnership paid $525,090 in selling costs. The remainder of the available proceeds were distributed to the Limited Partners in July 1997. See Note 10 of Notes to Financial Statements for additional information.

The 45 West 45th Street Office Building was owned by a joint venture consisting of the Partnership and three affiliates. In November 1996, the joint venture sold the property. Pursuant to the sale agreement, $500,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until April 1997, at which time the funds were released in full. The Partnership's share of these proceeds was $76,101.

The Partnership made three distributions totaling $88.19 per Taxable Interest and $88.10 per Tax-exempt Interest during 1997 as compared to four distributions totaling $9.16 per Taxable Interest and $9.04 Tax-exempt Interest during 1996 and four distributions totaling $11.37 per Taxable Interest and $9.76 per Tax-exempt Interest during 1995. Distributions to taxable investors were comprised of $6.87 of Net Cash Receipts and $81.32 of Net Cash Proceeds in 1997. Distributions to tax-exempt investors were comprised of $6.78 of Net Cash Receipts and $81.32 of Net Cash Proceeds in 1997. Distributions to taxable and tax-exempt investors were comprised of Net Cash Receipts for 1996 and 1995.

It should be noted that distributions of Cash Flow to Taxable Limited Partners and Tax-exempt Limited Partners are computed by different formulas as set forth in the Prospectus; therefore, the amount of distributions to Taxable Limited Partners when compared to the amount of distributions to Tax-exempt Limited Partners fluctuated from quarter to quarter.

To date, Limited Partners have received cumulative distributions of $179.28 per $250 Taxable Interest, of which $97.71 represents Cash Flow from operations and $81.57 represents a return of Original Capital, and $177.10 per $250 Tax-exempt Interest, of which $95.53 represents Cash Flow from operations and $81.57 represents a return of Original Capital. Since only one property remains, future quarterly distributions from Cash Flow will not be made. A future distribution is expected to be made from the sales proceeds from the sale of the Evanston Plaza Shopping Center and available Cash Flow reserves. In light of results to date, Limited Partners will not recover all of their original investment.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1997, there were 3,192 Interests and cash of $320,854 in the Repurchase Fund.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1997         December 31, 1996
                      -----------------------  -------------------------
                      Financial       Tax        Financial        Tax
                      Statements    Returns     Statements      Returns
                    ------------- ------------ ------------  -------------

Total assets           $9,931,923  $26,479,440  $21,923,945   $38,818,289
Partners' capital
  (deficit) accounts:
    General Partner       (38,628)     257,765      (84,420)      263,511
    Limited Partners    8,889,587   25,153,963   20,859,034    37,482,763
Net income (loss):
    General Partner       185,703      134,165      218,680       217,919
    Limited Partners    4,373,474    4,014,121   (3,067,949)    1,686,896
    Per Limited Part-
      nership Interest-     23.58(A)     21.64       (16.54)(A)      9.09

(A) Amount represents basic and diluted net income (loss) per Limited Partnership Interest.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Equity Partners-IV, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

        TITLE                                OFFICERS

Chairman, President and Chief               Thomas E. Meador
   Executive Officer
Senior Vice President                       Alexander J. Darragh
Senior Vice President                       John K. Powell, Jr.
Senior Managing Director, Chief             Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 50) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 43) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

John K. Powell Jr. (age 47) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He is a member of the board of directors of The Balcor Company. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 40) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $2,667 with respect to one of the executive officers and directors of Balcor Equity Partners - IV, the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. The other officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entity is the sole Limited Partner which owns beneficially more than 5% of the outstanding Limited Partnership Interests of the
Registrant:

                               Name and        Amount and
                              Address of       Nature of     Percent
                              Beneficial       Beneficial      of
         Title of Class         Owner          Ownership      Class
         --------------      -----------      -----------   ---------

         Limited           Engineers Joint   12,780 Limited    6.9%
         Partnership       Pension Fund        Partnership
         Interests         Syracuse, New York   Interests

(b) Balcor Equity Partners-IV and its officers and partners own no interests in the Registrant as a group, the Repurchase Fund, however, owns the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------       ---------------  ----------------
         Limited              3,192 Interests        1.72%
         Partnership
         Interests

Relatives of the officers and affiliates of the partners of the General Partner do not own any Interests.

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

(a)
(1 & 2) See Index to Financial Statements in this Form 10-K.

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

(vi) Letter Agreement dated February 25, 1997, relating to the sale of the Gleneagles Apartments, Dade County, Florida, as previously filed as Exhibit(10)(vi) to the Registrant's Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

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

(b)(i) Agreement of Sale and attachment thereto relating to the sale of Evanston Plaza Shopping Center, Evanston, Illinois, previously filed as Exhibit
(2) to the Registrant's Current Report on Form 8-K dated December 8, 1997 is incorporated herein by reference.

(ii) Extension letter dated February 24, 1998 relating to the sale of Evanston Plaza Shopping Center, Evanston, Illinois, is attached hereto.

(iii) Extension letter dated March 24, 1998 relating to the sale of Evanston Plaza Shopping Center, Evanston, Illinois, is attached hereto.

(27) Financial Data Schedule of the Registrant for 1997 is attached hereto.

(b) Reports on Form 8-K:

(i) A Current Report on Form 8-K dated December 8, 1997, was filed reporting a contract to sell the Evanston Plaza Shopping Center located in Evanston, Illinois.

(ii) A Current Report of Form 8-K dated January 15, 1998 was filed reporting the status of proposed class action litigation to which the Registrant was a party.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PENSION INVESTORS-IV
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By:/s/Jayne A. Kosik
                             ------------------------------
                               Jayne A. Kosik
                               Senior Managing Director and Chief
                               Financial Officer (Principal
                               Accounting Officer) of Balcor
                               Equity Partners-IV, the General Partner

Date:  March 31, 1998
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   ------------------------------------------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Equity
                         Partners-IV, the General Partner
/s/Thomas E. Meador                                          March 31, 1998
--------------------                                         --------------
   Thomas E. Meador
                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer) of Balcor
                         Equity Partners-IV,
                         the General Partner
/s/Jayne A. Kosik                                            March 31. 1998
--------------------                                         --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1997 and 1996

Statements of Partners' Capital, for the years ended December 31, 1997, 1996 and 1995

Statements of Income and Expenses, for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

Financial Statement Schedules, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Equity Pension Investors-IV:

We have audited the financial statements of Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (An Illinois Limited Partnership) as listed in the Index of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Pension Investors-IV A Real Estate Limited Partnership at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. Upon disposition of its remaining real estate asset and resolution of the litigation described in Note 11 to the financial statements, the Partnership intends to cease operations and dissolve.




                                   COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 27, 1997

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                    ASSETS

                                                  1997            1996
                                             -------------   -------------
Cash and cash equivalents                    $  3,032,525    $  5,184,704
Accounts and accrued interest receivable          186,505         139,281
Prepaid expenses                                                   38,439
Deferred expenses, net of accumulated
  amortization of $20,955 in 1997 and
  $15,367 in 1996                                  34,929          40,517
                                             -------------   -------------
                                                3,253,959       5,402,941
                                             -------------   -------------
Investment in real estate:
  Land                                          3,164,353       5,694,341
  Buildings and improvements                    8,802,135      20,730,600
                                             -------------   -------------
                                               11,966,488      26,424,941
  Less accumulated depreciation                 5,288,524       9,980,038
                                             -------------   -------------
Investment in real estate, net of
  accumulated depreciation                      6,677,964      16,444,903
                                             -------------   -------------
Investment in joint venture
  with affiliates                                                  76,101
                                             -------------   -------------
                                             $  9,931,923    $ 21,923,945
                                             =============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     37,205    $     31,703
Due to affiliates                                  26,497          59,177
Accrued real estate taxes                       1,007,379         995,568
Security deposits                                   9,883          62,883
                                             -------------   -------------
    Total liabilities                           1,080,964       1,149,331
                                             -------------   -------------

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996
                                  (Continued)


                                                  1997            1996
                                             -------------   -------------
Commitments and contingencies

Limited Partners' capital (185,486
  Interests issued and
  outstanding)                                  8,889,587      20,859,034
General Partner's deficit                         (38,628)        (84,420)
                                             -------------   -------------
    Total partners' capital                     8,850,959      20,774,614
                                             -------------   -------------
                                             $  9,931,923    $ 21,923,945
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1997, 1996 and 1995

                                 Partners' Capital (Deficit) Accounts
                                 ------------- ------------ -------------
                                                  General      Limited
                                     Total        Partner      Partners
                                 ------------- ------------ -------------

Balance at December 31, 1994     $ 26,627,026  $  (109,380) $ 26,736,406

Cash distributions to:
  Limited Partners (A)             (1,839,023)                (1,839,023)
  General Partner                    (204,344)    (204,344)

Net income for the year
  ended December 31, 1995             905,702      197,170       708,532
                                 ------------- ------------ -------------
Balance at December 31, 1995       25,489,361     (116,554)   25,605,915

Cash distributions to:
  Limited Partners (A)             (1,678,932)                (1,678,932)
  General Partner                    (186,546)    (186,546)

Net (loss) income for the year
  ended December 31, 1996          (2,849,269)     218,680    (3,067,949)
                                 ------------- ------------ -------------
Balance at December 31, 1996       20,774,614      (84,420)   20,859,034

Cash distributions to:
  Limited Partners (A)            (16,342,921)               (16,342,921)
  General Partner                    (139,911)    (139,911)

Net income for the year
  ended December 31, 1997           4,559,177      185,703     4,373,474
                                 ------------- ------------ -------------
Balance at December 31, 1997     $  8,850,959  $   (38,628) $  8,889,587
                                 ============= ============ =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

(A)  Summary of cash distributions paid per Interest:

                                      1997         1996          1995
                                 ------------- ------------ -------------
Taxable
-----------------
  First Quarter                  $      11.11  $      2.29  $       3.24
  Second Quarter                         2.29         2.29          2.98
  Third Quarter                         74.79         2.29          2.86
  Fourth Quarter                         None         2.29          2.29

Tax-exempt
-----------------
  First Quarter                         11.08         2.26          2.50
  Second Quarter                         2.26         2.26          2.50
  Third Quarter                         74.76         2.26          2.50
  Fourth Quarter                         None         2.26          2.26

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995

                                      1997          1996         1995
                                 ------------- ------------ -------------
Income:
  Rental                         $  2,370,636  $ 3,953,370  $  3,724,300
  Service                           1,033,553    1,191,949     1,288,507
  Interest on short-term
    investments                       313,116      181,961       178,914
  Settlement income                   276,068
  Other income                         10,026
                                 ------------- ------------ -------------
    Total income                    4,003,399    5,327,280     5,191,721
                                 ------------- ------------ -------------

Expenses:
  Depreciation                        360,128      808,049       808,049
  Property operating                  673,464    1,134,989     1,204,793
  Real estate taxes                 1,106,624    1,216,855     1,324,473
  Property management fees            164,345      246,488       250,356
  Administrative                      507,760      443,502       326,279
  Provision for investment
    property writedown                850,000    4,782,000
                                 ------------- ------------ -------------
    Total expenses                  3,662,321    8,631,883     3,913,950
                                 ------------- ------------ -------------
Income (loss) before
  participation in
  income (loss) of joint venture
  with affiliates and gain on
  sale of property                    341,078   (3,304,603)    1,277,771
Participation in income (loss)
  of joint venture with
  affiliates                                       455,334      (372,069)
Gain on sale of property            4,218,099
                                 ------------- ------------ -------------
Net income (loss)                $  4,559,177  $(2,849,269) $    905,702
                                 ============= ============ =============
Net income allocated to
  General Partner                $    185,703  $   218,680  $    197,170
                                 ============= ============ =============
Net income (loss) allocated to
  Limited Partners               $  4,373,474  $(3,067,949) $    708,532
                                 ============= ============ =============
Net income (loss) per Limited
  Partnership Interest (185,486
  issued and outstanding)
  - Basic and Diluted            $      23.58  $    (16.54) $       3.82
                                 ============= ============ =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995

                                     1997          1996         1995
                                 ------------- ------------ -------------
Operating activities:
  Net income (loss)              $  4,559,177  $(2,849,269) $    905,702
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating
   activities:
     Participation in (income)
      loss of joint venture
      with affiliates                             (455,334)      372,069
     Gain on sale of property      (4,218,099)
     Depreciation of properties       360,128      808,049       808,049
     Amortization of deferred
      expenses                          5,588        5,588         5,588
     Provision for investment
       property writedown             850,000    4,782,000
     Net change in:
       Accounts and accrued
         interest receivable          (47,224)     (51,651)      (17,384)
       Prepaid expenses                38,439       (2,508)      (35,931)
       Accounts payable                 5,502      (74,080)       61,059
       Due to affiliates              (32,680)      42,891       (38,360)
       Accrued liabilities             11,811      (38,783)     (141,736)
       Security deposits              (53,000)     (25,293)      (19,932)
                                 ------------- ------------ -------------
  Net cash provided by
    operating activities            1,479,642    2,141,610     1,899,124
                                 ------------- ------------ -------------
Investing activities:
  Proceeds from sale of property   13,300,000
  Payment of selling costs           (525,090)
  Capital contribution to joint
   venture - affiliates                            (15,934)      (95,901)
  Distributions from joint
   venture - affiliates                76,101    1,534,680        17,790
                                 ------------- ------------ -------------
  Net cash provided by or (used
   in) investing activities        12,851,011    1,518,746       (78,111)
                                 ------------- ------------ -------------

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                     1997          1996         1995
                                 ------------- ------------ -------------

Financing activities:
  Distributions to Limited
    Partners                      (16,342,921)  (1,678,932)   (1,839,023)
  Distributions to General
    Partner                          (139,911)    (186,546)     (204,344)
                                 ------------- ------------ -------------
  Cash used in financing
    activities                    (16,482,832)  (1,865,478)   (2,043,367)
                                 ------------- ------------ -------------
Net change in cash and cash
  equivalents                      (2,152,179)   1,794,878      (222,354)
Cash and cash equivalents at
  beginning of year                 5,184,704    3,389,826     3,612,180
                                 ------------- ------------ -------------
Cash and cash equivalents at
  end of year                    $  3,032,525  $ 5,184,704  $  3,389,826
                                 ============= ============ =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (the "Partnership") is engaged principally in the operation of one retail real estate investment located in Evanston, Illinois.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold its minority joint venture interest in the 45 West 45th Street Office Building. In 1997, the Partnership sold the Gleneagles Apartments. The Partnership has entered into a contract to sell its remaining property, the Evanston Plaza Shopping Center. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 11 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

(b) Depreciation expense is computed using the straight-line methods. Rates used in the determination of depreciation are based upon the following estimated useful lives:

               Buildings and improvements       25 to 30 years
               Furniture and fixtures           5 years

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account. As properties are sold, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on disposition is recognized in accordance with generally accepted accounting principles.

(c) Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". Under SFAS 121, the Partnership records its investment in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its property. The General Partner estimates the fair value of its property based on the current sales price less estimated closing costs. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

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

(f) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate from its disclosure requirements.

(g) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is held or invested primarily in one financial institution.

(h) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(i) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases is recognized on a straight line basis over the respective lease term. Service income includes reimbursements from operating costs such as real estate taxes, maintenance and insurance and is recognized as revenue in the period the applicable costs are incurred.

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership for the year-ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income (loss) per Limited Partnership Interest.

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

The Partnership Agreement provides that ninety percent of Net Cash Receipts available for distribution will be distributed to Limited Partners. To the extent possible, Taxable Limited Partners received an allocation of such available Net Cash Receipts generated by the operation of the Partnership's two properties in the same manner as if their investment in the Partnership had been attributable solely to the properties. Taxable Limited Partners were to commence sharing in such available Net Cash Receipts generated by the Partnership's investment in the 45 West 45th Street Office Building at such time as the Taxable Limited Partners' investment in the Partnership was not then solely attributable to the two properties (which time was originally anticipated to be upon the sale of both properties). The Tax-exempt Limited Partners were allocated all other Net Cash Receipts to be allocated to the Limited Partners, consisting of (i) 100% of such available Net Cash Receipts that had been generated by the investment in the 45 West 45th Street Office Building (until such time as both of the properties were sold, as described above) plus (ii) the Net Cash Receipts generated by the operation of the two properties, to the extent not allocated to the Taxable Limited Partners as described above. Of the remaining 10% of Net Cash Receipts, 7 1/2% was paid to the General Partner as its distributive share from Partnership operations and an additional 2 1/2% was paid to the General Partner for allocation to the Repurchase Fund, which was utilized to repurchase Interests from Limited Partners pursuant to the terms set forth in the Partnership Agreement.

At the sole discretion of the General Partner and subject to certain limitations, amounts placed in the Repurchase Fund were used to repurchase Interests from existing Limited Partners. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1997, there were 3,192 Interests and cash of $320,854 in the Repurchase Fund. An amount not to exceed that originally allocated to the Repurchase Fund will be returned to the Partnership at liquidation if necessary to permit payment to the Limited Partners of their "Original Capital" plus any deficiency in their "Liquidation Preference," as defined in the Partnership Agreement.

Subject to the provisions of the Partnership Agreement, "Net Cash Proceeds" which are available for distribution will be distributed only to the Limited Partners until such time as the Limited Partners have received a return of their "Original Capital" and their "Liquidation Preference"; thereafter, the remaining "Net Cash Proceeds" will be distributed 90% to the Limited Partners and 10% to the General Partner. The General Partner's share shall be returned to the Partnership if necessary to permit payment to the Limited Partners of any deficiency in the return of their Original Capital and their Preferential Cumulative Distribution on Adjusted Original Capital of 10% per annum. It is not anticipated that the General Partner will receive any distributions of Net Cash Proceeds in accordance with these provisions.

5. Provision for Investment Property Writedown:

In 1997 and 1996, the General Partner determined that an impairment of the asset value of the Evanston Plaza Shopping Center located in Evanston, Illinois, had occurred. As a result, the property was written down by $850,000 in 1997 and $4,782,000 in 1996, to an amount representing the Partnership's estimate of the property's sales value less estimated closing costs. The decline in value has been attributable to a decline in occupancy at the property, certain tenant bankruptcies in 1996 and an overall softness in the retail market.

6. Management Agreement:

As of December 31, 1997, the Evanston Plaza Shopping Center is under a management agreement with a third-party management company which provides for fees of 3% of gross operating receipts plus leasing commissions on new leases of up to 3% of lease revenues.

7. Investment in Joint Venture with Affiliates:

In 1995, the Partnership and three affiliates (the "Participants") acquired title to the 45 West 45th Street Office Building. Profits and losses, all capital contributions and distributions were allocated in accordance with the Participants' original funding percentages. The Partnership's sharing percentage was 15.22%. In November 1996, the Participants sold the property in an all cash sale for $10,300,000. From the proceeds of the sale, the joint venture paid $579,075 in selling costs. In connection with the sale of this property, the Participants recognized a recovery of a previously established loss allowance of $2,473,000 and a gain of $461,185, totaling $2,934,185 of which $446,583 was the Partnership's share. During 1995, the Partnership recognized a loss of $376,391 as its share of the reduction in the carrying value of the property. These amounts are included in the Partnership's participation in income (loss) of joint venture with affiliates.

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

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the taxable income for 1997 is $410,891 less than the net income in the financial statements.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/97         12/31/96         12/31/95
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Mortgage servicing fees      None    None     None    None   $1,484    None
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting            $20,128  $3,789   $9,977  $7,653   41,297  $3,023
    Data processing         9,100   1,713    2,007   1,025   14,275   1,034
    Investor communica-
      tions                  None    None     None    None    7,470    None
    Legal                  11,092   2,088    8,578   6,579   12,945   1,493
    Portfolio management   91,952  17,308   54,674  41,937   73,979  10,736
    Other                   8,495   1,599    2,585   1,983    6,121    None

The Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policies for its properties. The program was administered by an affiliate of the General Partner (The Balcor Company) who received no fee for administering the program, however, the General Partner was reimbursed for expenses. The Partnership paid premiums to the deductible insurance program of $4,582 and $19,410 for 1996 and 1995, respectively.

10. Property Sale:

In May 1997, the Partnership sold the Gleneagles Apartments in an all cash sale for $13,300,000. From the proceeds of the sale, the Partnership paid $525,090 in selling costs. The basis of the property was $8,556,811 which is net of accumulated depreciation of $5,051,642. For financial statement purposes, the Partnership recognized a gain of $4,218,099 from the sale of this property.

11. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations or liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

12. Settlement Income:

In April 1997, the Partnership entered into a settlement agreement with the manufacturer of the roof at the Evanston Plaza Shopping Center relating to alleged defects. The Partnership received $276,068 in satisfaction of its claims. The amount received was recognized by the Partnership as settlement income for financial statement purposes.

13. Rentals under Operating Leases:

The Partnership receives rental income from the leasing of space at the Evanston Plaza Shopping Center under operating leases. The minimum future rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) based on operating leases held at December 31, 1997 are approximately as follows:

                         1998         $1,403,000
                         1999          1,394,000
                         2000          1,369,000
                         2001          1,362,000
                         2002          1,046,000
                         Thereafter    4,887,000
                                     ------------
                                     $11,461,000
                                     ============

These rentals include amounts relating to land leases which the Partnership entered into with certain tenants of the shopping center.

Minimum rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales in excess of stipulated minimums. Percentage rentals were not significant during 1997, 1996 and 1995. The Partnership is subject to the usual business risks regarding the collection of the rentals.

Approximately 25%, 17% and 13% of the space at Evanston Plaza Shopping Center is leased to Office Depot, Frank's Nursery and Kids R Us, respectively. Of the Partnership's total rental income recognized during 1997, 19%, 13% and 11% relates to Office Depot, Frank's Nursery and Kids R Us, respectively. Office Depot's lease runs through September 2002, Frank's Nursery's lease runs through August 2007 and Kids R Us lease runs through January 2014.

14. Fair Values of Financial Instruments:

As of December 31, 1997 and 1996, the carrying amounts of cash and cash equivalents, accounts and accrued interest receivable, accounts and accrued interest payable approximate fair value.