Form 10-Q
period 1998-03-31
BALCOR EQUITY PENSION INVESTORS IV
filed 1998-05-11
CIK 796805

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998
                               --------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                     March 31, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                   1998           1997
                                              -------------  -------------
Cash and cash equivalents                     $  2,809,768   $  3,032,525
Accounts and accrued interest receivable           186,878        186,505
Prepaid expenses                                     1,887
Deferred expenses, net of accumulated
  amortization of $22,352 in 1998 and
  $20,955 in 1997                                   33,532         34,929
                                              -------------  -------------
                                                 3,032,065      3,253,959
                                              -------------  -------------
Investment in real estate:
  Land                                           3,164,353      3,164,353
  Buildings and improvements                     8,802,135      8,802,135
                                              -------------  -------------
                                                11,966,488     11,966,488
  Less accumulated depreciation                  5,348,192      5,288,524
                                              -------------  -------------
Investment in real estate, net of
  accumulated depreciation                       6,618,296      6,677,964
                                              -------------  -------------
                                              $  9,650,361   $  9,931,923
                                              =============  =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $    143,642   $     37,205
Due to affiliates                                   30,328         26,497
Accrued real estate taxes                          751,105      1,007,379
Security deposits                                    9,883          9,883
                                              -------------  -------------
     Total liabilities                             934,958      1,080,964
                                              -------------  -------------
Commitments and contingencies

Limited Partners' capital (185,486
  Interests issued and
  outstanding)                                   8,889,587      8,889,587
General Partner's deficit                         (174,184)       (38,628)
                                              -------------  -------------
     Total partners' capital                     8,715,403      8,850,959
                                              -------------  -------------
                                              $  9,650,361   $  9,931,923
                                              =============  =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)

                                                   1998           1997
                                              -------------  -------------
Income:
  Rental                                      $    373,518   $    975,191
  Service                                          121,078        155,383
  Interest on short-term investments                35,170         50,754
                                              -------------  -------------
    Total income                                   529,766      1,181,328
                                              -------------  -------------

Expenses:
  Depreciation                                      59,668        202,012
  Property operating                                69,823        325,284
  Real estate taxes                                244,463        313,909
  Property management fees                          21,922         55,138
  Administrative                                   269,446         60,513
                                              -------------  -------------
    Total expenses                                 665,322        956,856
                                              -------------  -------------
Net (loss) income                             $   (135,556)  $    224,472
                                              =============  =============
Net (loss) income allocated to General Partner$   (135,556)  $     40,754
                                              =============  =============
Net income allocated to Limited Partners             None    $    183,718
                                              =============  =============
Net income per Limited Partnership Interest
  (185,486 issued and outstanding) - Basic
  and Diluted                                        None    $       0.99
                                              =============  =============
Distribution to General Partner                      None    $     46,637
                                              =============  =============
Distribution to Limited Partners                     None    $  2,055,720
                                              =============  =============
Distribution per Limited Partnership
  Interest:

  Taxable                                            None    $      11.11
                                              =============  =============
  Tax-exempt                                         None    $      11.08
                                              =============  =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1998 and 1997
                                  (Unaudited)

                                                   1998           1997
                                              -------------  -------------
Operating activities:
  Net (loss) income                           $   (135,556)  $    224,472
  Adjustments to reconcile net (loss) income
    to net cash (used in) or provided by
    operating activities:
      Depreciation of properties                    59,668        202,012
      Amortization of deferred expenses              1,397          1,397
      Net change in:
        Accounts and accrued interest
          receivable                                  (373)       (19,683)
        Prepaid expenses                            (1,887)        25,276
        Accounts payable                           106,437        (13,186)
        Due to affiliates                            3,831         (1,801)
        Accrued liabilities                       (256,274)      (183,874)
        Security deposits                                           2,860
                                              -------------  -------------
  Net cash (used in) or provided by
    operating activities                          (222,757)       237,473
                                              -------------  -------------

Investing activity:
  Receipt of earnest money from purchaser                         300,000
                                                             -------------
  Cash provided by investing activity                             300,000
                                                             -------------

Financing activities:
  Distribution to Limited Partners                             (2,055,720)
  Distribution to General Partner                                 (46,637)
                                                             -------------
  Cash used in financing activities                            (2,102,357)
                                                             -------------

Net change in cash and cash equivalents           (222,757)    (1,564,884)
Cash and cash equivalents at beginning
  of period                                      3,032,525      5,184,704
                                              -------------  -------------
Cash and cash equivalents at end of period    $  2,809,768   $  3,619,820
                                              =============  =============

The accompanying notes are an integral part of the financial statements.

                    BALCOR EQUITY PENSION INVESTORS-IV
                     A REAL ESTATE LIMITED PARTNERSHIP
                     (An Illinois Limited Partnership)

                       NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) The loss allocation between the Limited Partners and the General Partner has been adjusted for financial statement purposes during 1998 in order that the capital account balances more accurately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold its minority joint venture interest in the 45 West 45th Street Office Building. During 1997, the Partnership sold the Gleneagles Apartments. The Partnership has entered into a contract to sell its remaining property, the Evanston Plaza Shopping Center. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the timing of the sale of the Evanston Plaza Shopping Center and the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1998 are:

                                       Paid        Payable
                                    ------------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 13,917      $ 30,328

4. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal, which is pending. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position, operations or liquidity of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1986 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $46,371,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund one acquisition loan and acquire two real property investments. Prior to 1998, the Partnership sold one property and the property collateralized by the acquisition loan was acquired through foreclosure and subsequently sold. Currently, the Partnership owns one property, the Evanston Plaza Shopping Center, which is under a contract for sale.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1997 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

In May 1997, the Partnership sold the Gleneagles Apartments, which was generating income from operations prior to its sale. During the quarter ended March 31, 1998, the Partnership incurred legal and environmental consulting expenses related to certain environmental issues at the Evanston Plaza Shopping Center. The effect of these events resulted in the Partnership recognizing a net loss during the quarter ended March 31, 1998 as compared to net income during the same period in 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Discussions of fluctuations between 1998 and 1997 refer to the quarters ended March 31, 1998 and 1997.

The Partnership sold the Gleneagles Apartments in May 1997, which resulted in decreases in rental income, service income, depreciation, property operating expense, real estate taxes and property management fees during 1998 as compared to 1997.

In addition to the decrease in service income due to the sale of the Gleneagles Apartments, service income also decreased as a result of lower real estate tax reimbursements from tenants at the Evanston Plaza Shopping Center during 1998 as compared to 1997 primarily due to lower occupancy levels.

Higher average cash balances were available for investment in 1997 primarily due to the proceeds received in connection with the 1996 sale of the 45 West 45th Street Office Building prior to distribution to Limited Partners in January 1997 and the distribution of Net Cash Proceeds reserves in July 1997. This resulted in a decrease in interest income on short-term investments during 1998 as compared to 1997.

In addition to the decrease in depreciation expense due to the sale of the Gleneagles Apartments, depreciation expense also decreased during 1998 due to the decline in the fair value of the Evanston Plaza Shopping Center in prior years which resulted in a writedown of the basis of the property.

In addition to the decrease in property operating expense due to the sale of the Gleneagles Apartments, property operating expense also decreased as a result of lower snow removal expenditures and lower administrative payroll costs at the Evanston Plaza Shopping Center during 1998 as compared to 1997.

Primarily as a result of legal and environmental consulting expenses incurred during 1998 related to certain environmental issues at the Evanston Plaza Shopping Center, administrative expenses increased in 1998 as compared to 1997.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $223,000 as of March 31, 1998, when compared to December 31, 1997 due to cash flow used to fund operating activities. These activities consisted of the payment of administrative expenses, including legal and environmental consulting expenses related to certain environmental issues at the Evanston Plaza Shopping Center and the payment of the first installment of real estate taxes on the Evanston Plaza Shopping Center, which were partially offset by interest income earned on short-term investments.

The Partnership defines cash flow generated from the operations of its properties as an amount equal to the property's revenue receipts less property related expenditures. The Gleneagles Apartments generated positive cash flow prior to its sale in May 1997. During 1998 and 1997, the Evanston Plaza Shopping Center generated positive cash flow. As of March 31, 1998, the Evanston Plaza Shopping Center had an occupancy rate of 78%.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold its minority joint venture interest in the 45 West 45th Street Office Building. During 1997, the Partnership sold the Gleneagles Apartments. The Partnership has entered into a contract to sell its remaining property, the Evanston Plaza Shopping Center, for a sale price of $7,200,000. See "Item 5. Other Information" for additional information. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the timing of the sale of the Evanston Plaza Shopping Center and the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

To date, Limited Partners have received cumulative distributions of $179.28 per $250 Taxable Interest, of which $97.71 represents Cash Flow from operations and $81.57 represents a return of Original Capital, and $177.10 per $250 Tax-exempt Interest, of which $95.53 represents Cash Flow from operations and $81.57 represents a return of Original Capital. Since only one property remains, future quarterly distributions from Cash Flow are unlikely to be made. A future distribution is expected to be made from the proceeds from the pending sale of the Evanston Plaza Shopping Center and available Cash Flow reserves. In light of results to date, Limited Partners will not recover all of their original investment.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of March 31, 1998, there were 3,192 Interests and cash of $320,854 in the Repurchase Fund.

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

                      BALCOR EQUITY PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5. Other information
------------------------

As previously reported, on December 8, 1997, the Registrant contracted to sell the Evanston Plaza Shopping Center, Evanston, Illinois, to an unaffiliated party, Joseph Freed Holdings, L.L.C., an Illinois limited liability company, for a sale price of $7,200,000. The closing of the sale is scheduled to occur 30 days after the satisfaction of certain conditions described in the agreement of sale, all of which have not been satisfied as of this date. The date by which the conditions must be satisfied has been extended from April 29, 1998 through May 29, 1998. Additionally, the Partnership had previously anticipated filing a remediation plan with the Illinois Environmental Protection Agency in April 1998. The Partnership currently expects to file such plan in May 1998.

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

(ii) Extension letter dated February 24, 1998 relating to the sale of Evanston Plaza Shopping Center, Evanston, Illinois, previously filed as Exhibit
(10)(b)(ii) to the Registrant's Report on Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.

(iii) Extension letter dated March 24, 1998 relating to the sale of Evanston Plaza Shopping Center, Evanston, Illinois, previously filed as Exhibit
(10)(b)(iii) to the Registrant's Report on Form 10-K for the year ended December 31, 1997 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1998 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated January 15, 1998 was filed reporting the status of proposed class action litigation to which the Registrant was a party.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALCOR EQUITY PENSION INVESTORS-IV
                              A REAL ESTATE LIMITED PARTNERSHIP

                              By:/s/Thomas E. Meador
                                  ------------------------------
                                    Thomas E. Meador
                                    President and Chief Executive Officer
                                    (Principal Executive Officer) of Balcor
                                    Equity Partners - IV, the General Partner

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


Date: May 11,1998
      -----------------