Form 10-Q
period 1998-06-30
BALCOR EQUITY PENSION INVESTORS IV
filed 1998-08-14
CIK 796805

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998
                               --------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                 1998           1997
                                             -------------- --------------
Cash and cash equivalents                    $   3,267,158  $   3,032,525
Accounts and accrued interest receivable           169,033        186,505
Deferred expenses, net of accumulated
  amortization of $23,749 in 1998 and
  $20,955 in 1997                                   32,135         34,929
                                             -------------- --------------
                                                 3,468,326      3,253,959
                                             -------------- --------------
Investment in real estate:
  Land                                           2,265,275      3,164,353
  Buildings and improvements                     6,301,213      8,802,135
                                             -------------- --------------
                                                 8,566,488     11,966,488
  Less accumulated depreciation                  5,407,860      5,288,524
                                             -------------- --------------
Investment in real estate, net of
  accumulated depreciation                       3,158,628      6,677,964
                                             -------------- --------------
                                             $   6,626,954  $   9,931,923
                                             ============== ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      95,677  $      37,205
Due to affiliates                                   45,319         26,497
Accrued real estate taxes                        1,001,474      1,007,379
Security deposits                                    9,883          9,883
                                             -------------- --------------
     Total liabilities                           1,152,353      1,080,964
                                             -------------- --------------
Commitments and contingencies

Limited Partners' capital (185,486
  Interests issued and outstanding)              5,713,379      8,889,587
General Partner's deficit                         (238,778)       (38,628)
                                             -------------- --------------
     Total partners' capital                     5,474,601      8,850,959
                                             -------------- --------------
                                             $   6,626,954  $   9,931,923
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)


                                                 1998           1997
                                             -------------- --------------
Income:
  Rental                                     $     754,283  $   1,608,874
  Service                                          488,310        554,116
  Interest on short-term investments                77,866        198,327
  Settlement income                                               276,068
                                             -------------- --------------
    Total income                                 1,320,459      2,637,385
                                             -------------- --------------
Expenses:
  Depreciation                                     119,336        361,076
  Property operating                               151,465        540,524
  Real estate taxes                                494,832        591,124
  Property management fees                          56,753        106,550
  Administrative                                   474,431        225,451
  Provision for investment property
    writedown                                    3,400,000
                                             -------------- --------------
    Total expenses                               4,696,817      1,824,725
                                             -------------- --------------
(Loss) income before gain on sale of property   (3,376,358)       812,660

Gain on sale of property                                        4,218,099
                                             -------------- --------------
Net (loss) income                            $  (3,376,358) $   5,030,759
                                             ============== ==============
Net (loss) income allocated to General
  Partner                                    $    (200,150) $     156,195
                                             ============== ==============
Net (loss) income allocated to Limited
  Partners                                   $  (3,176,208) $   4,874,564
                                             ============== ==============
Net (loss) income per Limited Partnership
  Interest (185,486 issued and outstanding) -
  Basic and Diluted                          $      (17.12) $       26.28
                                             ============== ==============
Distributions to General Partner                     None   $      93,274
                                             ============== ==============
Distributions to Limited Partners                    None   $   2,475,453
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)


                                                 1998           1997
                                               -------------- --------------
Distributions per Limited Partnership
  Interest:

   Taxable                                           None   $       13.40
                                             ============== ==============
   Tax-exempt                                        None   $       13.34
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (Unaudited)

                                                  1998           1997
                                             -------------- --------------
Income:
  Rental                                     $     380,765  $     633,683
  Service                                          367,232        398,733
  Interest on short-term investments                42,696        147,573
  Settlement income                                               276,068
                                             -------------- --------------
    Total income                                   790,693      1,456,057
                                             -------------- --------------
Expenses:
  Depreciation                                      59,668        159,064
  Property operating                                81,642        215,240
  Real estate taxes                                250,369        277,215
  Property management fees                          34,831         51,412
  Administrative                                   204,985        164,938
  Provision for investment property
    writedown                                    3,400,000
                                             -------------- --------------
    Total expenses                               4,031,495        867,869
                                             -------------- --------------
(Loss) income before gain on sale of property   (3,240,802)       588,188

Gain on sale of property                                        4,218,099
                                             -------------- --------------
Net (loss) income                            $  (3,240,802) $   4,806,287
                                             ============== ==============
Net (loss) income allocated to General
  Partner                                    $     (64,594) $     115,441
                                             ============== ==============
Net (loss) income allocated to Limited
  Partners                                   $  (3,176,208) $   4,690,846
                                             ============== ==============
Net (loss) income per Limited Partnership
  Interest (185,486 issued and outstanding) -
  Basic and Diluted                          $      (17.12) $       25.29
                                             ============== ==============
Distribution to General Partner                      None   $      46,637
                                             ============== ==============
Distribution to Limited Partners                     None   $     419,733
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (Unaudited)

                                                  1998           1997
                                               -------------- --------------
Distribution per Limited Partnership
  Interest:

   Taxable                                           None   $        2.29
                                             ============== ==============
   Tax-exempt                                        None   $        2.26
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)

                                                  1998           1997
                                             -------------- --------------
Operating activities:
  Net (loss) income                          $  (3,376,358) $   5,030,759
  Adjustments to reconcile net (loss) income
    to net cash provided by operating
    activities:
      Gain on sale of property                                 (4,218,099)
      Depreciation of properties                   119,336        361,076
      Amortization of deferred expenses              2,794          2,794
      Provision for investment property
        writedown                                3,400,000
      Net change in:
        Accounts and accrued interest
          receivable                                17,472       (113,705)
        Prepaid expenses                                           38,439
        Accounts payable                            58,472        (14,508)
        Due to affiliates                           18,822         17,953
        Accrued real estate taxes                   (5,905)
        Security deposits                                         (53,001)
                                             -------------- --------------
  Net cash provided by operating activities        234,633      1,051,708
                                             -------------- --------------
Investing activities:
  Proceeds from sale of property                               13,300,000
  Payment of selling costs                                       (525,090)
  Distribution from joint
    venture - affiliates                                           76,101
                                                            --------------
  Net cash provided by investing activities                    12,851,011
                                                            --------------
Financing activities:
  Distributions to Limited Partners                            (2,475,453)
  Distributions to General Partner                                (93,274)
                                                            --------------
  Cash used in financing activities                            (2,568,727)
                                                            --------------

Net change in cash and cash equivalents            234,633     11,333,992

Cash and cash equivalents at beginning
  of period                                      3,032,525      5,184,704
                                             -------------- --------------
Cash and cash equivalents at end of period   $   3,267,158  $  16,518,696
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, the capital accounts of the General Partner and the Limited Partners have been adjusted to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold one property during 1997 and has entered into a contract to sell its remaining property, the Evanston Plaza Shopping Center. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the timing of the sale of the Evanston Plaza Shopping Center and the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Provision for Investment Property Writedown:

During the quarter ended June 30, 1998, the General Partner determined that an impairment of the asset value of the Evanston Plaza Shopping Center located in Evanston, Illinois, had occurred. As a result, the Partnership recognized a provision for investment property writedown of $3,400,000, to an amount representing the Partnership's estimate of the property's sales value, less estimated closing costs. The decline in value is primarily attributable to the discussions with the proposed buyer of the property relating to a purchase price reduction due primarily to estimated expenditures that could be necessary to correct environmental issues at the property.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 1998 are:

                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 23,507       $ 9,590    $ 45,319

5. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal, which is pending. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the financial position of the Partnership. The Partnership believes it has meritorious defenses to contest the claims.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1986 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $46,371,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund one acquisition loan and acquire two real property investments. Prior to 1998, the Partnership sold one property and the property which collateralized the acquisition loan was acquired through foreclosure and was subsequently sold. Currently, the Partnership owns one property, the Evanston Plaza Shopping Center, which is under a contract for sale.

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

Operations
----------

Summary of Operations
---------------------

During the quarter ended June 30, 1998, the Partnership recognized a provision related to a decline in the fair value of the Evanston Plaza Shopping Center. In May 1997, the Partnership sold the Gleneagles Apartments and recognized a gain in connection with its sale. As a result of these events, the Partnership recognized a net loss during the six months and quarter ended June 30, 1998 as compared to net income during the same periods in 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the six months and quarters ended June 30, 1998 and 1997.

The Partnership sold the Gleneagles Apartments in May 1997 and recognized a gain of $4,218,099 in connection with the sale for financial statement purposes. As a result, rental income, depreciation, property operating expense, real estate taxes and property management fees decreased during 1998 as compared to 1997.

As a result of lower real estate tax reimbursements from tenants at the Evanston Plaza Shopping Center primarily due to lower occupancy levels, service income decreased during 1998 as compared to 1997.

Higher average cash balances were available for investment in 1997 primarily due to the proceeds received in connection with the May 1997 sale of the Gleneagles Apartments prior to distribution to Limited Partners in July 1997. This resulted in a decrease in interest income on short-term investments during 1998 as compared to 1997.

In April 1997, the Partnership entered a settlement agreement with the manufacturer of the roof at the Evanston Plaza Shopping Center relating to alleged defects. The Partnership received $276,068 in satisfaction of its claims. The amount received was recognized by the Partnership as settlement income for financial statement purposes.

In addition to the decrease in depreciation expense due to the sale of the Gleneagles Apartments, depreciation expense also decreased during 1998 due to a writedown of the basis of the Evanston Plaza Shopping Center as a result of a decline in the fair value of the property.

Primarily as a result of legal and environmental consulting expenses incurred during 1998 related to environmental issues at the Evanston Plaza Shopping Center, administrative expenses increased in 1998 as compared to 1997.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its property. Determinations of fair value are made periodically on the basis of assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During the quarter ended June 30, 1998, the Partnership recognized a provision for investment property writedown of $3,400,000 to provide for a change in the estimate of the fair value of the Evanston Plaza Shopping Center. The decline in value is primarily attributable to the discussions with the proposed buyer of the property relating to a purchase price reduction due primarily to estimated expenditures that could be necessary to correct environmental issues at the property.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $235,000 as of June 30, 1998, when compared to December 31, 1997 due to cash flow provided by operating activities. These activities consisted of the cash flow generated by operations at the Evanston Plaza Shopping Center and interest income earned on short-term investments, which were partially offset by payment of administrative expenses, including legal and environmental consulting expenses related to environmental issues at Evanston Plaza Shopping Center.

The Partnership defines cash flow generated from the operations of its properties as an amount equal to the property's revenue receipts less property related expenditures. The Gleneagles Apartments generated positive cash flow prior to its sale in May 1997. During 1998 and 1997, the Evanston Plaza Shopping Center generated positive cash flow. As of June 30, 1998, the Evanston Plaza Shopping Center had an occupancy rate of 78%.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold one property during 1997 and has entered into a contract to sell its remaining property, the Evanston Plaza Shopping Center. The current sale price is $7,200,000, although the sale price is being re-evaluated in light of environmental issues concerning the property. See "Item 5. Other Information" for additional information. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the timing of the sale of the Evanston Plaza Shopping Center and the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

To date, Limited Partners have received cumulative distributions of $179.28 per $250 Taxable Interest, of which $97.71 represents Cash Flow from operations and $81.57 represents a return of Original Capital, and $177.10 per $250 Tax-exempt Interest, of which $95.53 represents Cash Flow from operations and $81.57 represents a return of Original Capital. Since only one property remains, future quarterly distributions from Cash Flow are unlikely to be made. A future distribution is expected to be made from the proceeds from the pending sale of the Evanston Plaza Shopping Center and available Cash Flow reserves. Amounts allocated to the Repurchase Fund will be distributed at the termination of the Partnership. In light of results to date, Limited Partners will not recover all of their original investment.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of June 30, 1998, there were 3,192 Interests and cash of $320,854 in the Repurchase Fund.

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

                      BALCOR EQUITY PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5. Other information
------------------------

As previously reported, on December 8, 1997, the Partnership contracted to sell the Evanston Plaza Shopping Center, Evanston, Illinois, to an unaffiliated party, Joseph Freed Holdings, L.L.C., an Illinois limited liability company, for a sale price of $7,200,000. The Partnership and the proposed buyer have had discussions relating to a possible purchase price reduction due primarily to estimated expenditures that could be necessary to correct environmental issues at the property. The Partnership filed a remediation plan with the Illinois Environmental Protection Agency (IEPA) on June 15, 1998. The closing of the sale is scheduled to occur 30 days after the satisfaction of certain conditions described in the agreement of sale, all of which have not been satisfied as of this date. The date by which the conditions must be satisfied has been extended from May 29, 1998 through August 28, 1998. Additionally, a public hearing will also be held at the property, currently expected for September 1998, to discuss the remediation.

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

(iv) First Amendment to Agreement of Sale dated May 25, 1998 relating to the sale of the Evanston Plaza Shopping Center, Evanston, Illinois, is attached hereto.

(v) Second Amendment to Agreement of Sale dated July 21, 1998 relating to the sale of the Evanston Plaza Shopping Center, Evanston, Illinois, is attached hereto.

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 1998 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended June 30, 1998.

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


Date: August 14, 1998
      -----------------