Form 10-Q
period 1998-09-30
BALCOR EQUITY PENSION INVESTORS IV
filed 1998-11-16
CIK 796805

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                   1998           1997
                                             -------------- --------------
Cash and cash equivalents                    $   3,512,960  $   3,032,525
Accounts and accrued interest receivable           172,676        186,505
Deferred expenses, net of accumulated
  amortization of $25,146 in 1998 and
  $20,955 in 1997                                   30,738         34,929
                                             -------------- --------------
                                                 3,716,374      3,253,959
                                             -------------- --------------
Investment in real estate:
  Land                                           2,265,275      3,164,353
  Buildings and improvements                     6,301,213      8,802,135
                                             -------------- --------------
                                                 8,566,488     11,966,488
  Less accumulated depreciation                  5,422,527      5,288,524
                                             -------------- --------------
Investment in real estate, net of
  accumulated depreciation                       3,143,961      6,677,964
                                             -------------- --------------
                                             $   6,860,335  $   9,931,923
                                             ============== ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     191,067  $      37,205
Due to affiliates                                   45,791         26,497
Accrued real estate taxes                        1,228,101      1,007,379
Security deposits                                    7,183          9,883
                                             -------------- --------------
     Total liabilities                           1,472,142      1,080,964
                                             -------------- --------------
Commitments and contingencies

Limited Partners' capital (185,486
  Interests issued and outstanding)              5,626,971      8,889,587
General Partner's deficit                         (238,778)       (38,628)
                                             -------------- --------------
     Total partners' capital                     5,388,193      8,850,959
                                             -------------- --------------
                                             $   6,860,335  $   9,931,923
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)


                                                   1998           1997
                                             -------------- --------------
Income:
  Rental                                     $   1,130,409  $   1,987,682
  Service                                          601,126        657,917
  Interest on short-term investments               124,194        279,203
  Settlement income                                               276,068
                                             -------------- --------------
    Total income                                 1,855,729      3,200,870
                                             -------------- --------------
Expenses:
  Depreciation                                     134,003        485,483
  Property operating                               207,830        597,530
  Real estate taxes                                721,459        854,779
  Property management fees                          78,868        128,511
  Administrative                                   776,335        352,806
  Provision for investment property
    writedown                                    3,400,000        650,000
                                             -------------- --------------
    Total expenses                               5,318,495      3,069,109
                                             -------------- --------------
(Loss) income before gain on sale of property   (3,462,766)       131,761

Gain on sale of property                                        4,218,099
                                             -------------- --------------
Net (loss) income                            $  (3,462,766) $   4,349,860
                                             ============== ==============
Net loss allocated to General Partner        $    (200,150)         None
                                             ============== ==============
Net (loss) income allocated to Limited
  Partners                                   $  (3,262,616) $   4,349,860
                                             ============== ==============
Net (loss) income per Limited Partnership
  Interest (185,486 issued and outstanding) -
  Basic and Diluted                          $      (17.59) $       23.45
                                             ============== ==============
Distributions to General Partner                     None   $     139,911
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)
                                  (Continued)


                                                   1998           1997
                                             -------------- --------------
Distributions to Limited Partners                    None   $  16,342,921
                                             ============== ==============
Distributions per Limited Partnership
  Interest:

   Taxable                                           None   $       88.19
                                             ============== ==============
   Tax-exempt                                        None   $       88.10
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1998 and 1997
                                  (Unaudited)


                                                   1998           1997
                                             -------------- --------------
Income:
  Rental                                     $     376,126  $     378,808
  Service                                          112,816        103,801
  Interest on short-term investments                46,328         80,876
                                             -------------- --------------
    Total income                                   535,270        563,485
                                             -------------- --------------
Expenses:
  Depreciation                                      14,667        124,407
  Property operating                                56,365         57,006
  Real estate taxes                                226,627        263,655
  Property management fees                          22,115         21,961
  Administrative                                   301,904        127,355
  Provision for investment property
    writedown                                                     650,000
                                             -------------- --------------
    Total expenses                                 621,678      1,244,384
                                             -------------- --------------
Net loss                                     $     (86,408) $    (680,899)
                                             ============== ==============
Net loss allocated to General Partner                None   $    (156,195)
                                             ============== ==============
Net loss allocated to Limited Partners       $     (86,408) $    (524,704)
                                             ============== ==============
Net loss per Limited Partnership Interest
  (185,486 issued and outstanding) -
  Basic and Diluted                          $       (0.47) $       (2.83)
                                             ============== ==============
Distribution to General Partner                      None   $      46,637
                                             ============== ==============
Distribution to Limited Partners                     None   $  13,867,468
                                             ============== ==============
Distribution per Limited Partnership
  Interest:

   Taxable                                           None   $       74.79
                                             ============== ==============
   Tax-exempt                                        None   $       74.76
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (Unaudited)


                                                   1998           1997
                                             -------------- --------------
Operating activities:
  Net (loss) income                          $  (3,462,766) $   4,349,860
  Adjustments to reconcile net (loss) income
    to net cash provided by operating
    activities:
      Gain on sale of property                                 (4,218,099)
      Depreciation of properties                   134,003        485,483
      Amortization of deferred expenses              4,191          4,192
      Provision for investment property
        writedown                                3,400,000        650,000
      Net change in:
        Accounts and accrued interest
          receivable                                13,829        (46,026)
        Prepaid expenses                                           38,439
        Accounts payable                           153,862         (8,751)
        Due to affiliates                           19,294          7,611
        Accrued real estate taxes                  220,722       (240,034)
        Security deposits                           (2,700)       (53,001)
                                             -------------- --------------
  Net cash provided by operating activities        480,435        969,674
                                             -------------- --------------
Investing activities:
  Proceeds from sale of property                               13,300,000
  Payment of selling costs                                       (525,090)
  Distribution from joint
    venture - affiliates                                           76,101
                                                            --------------
  Net cash provided by investing activities                    12,851,011
                                                            --------------
Financing activities:
  Distributions to Limited Partners                           (16,342,921)
  Distributions to General Partner                               (139,911)
                                                            --------------
  Cash used in financing activities                           (16,482,832)
                                             -------------- --------------
Net change in cash and cash equivalents            480,435     (2,662,147)

Cash and cash equivalents at beginning
  of period                                      3,032,525      5,184,704
                                             -------------- --------------
Cash and cash equivalents at end of period   $   3,512,960  $   2,522,557
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

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold one property during 1997 and has entered into a contract to sell its remaining property, the Evanston Plaza Shopping Center. The Partnership has retained a portion of the cash from the property sale to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the timing of the sale of the Evanston Plaza Shopping Center and the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Provision for Investment Property Writedown:

During the quarter ended June 30, 1998, the General Partner determined that an impairment of the asset value of the Evanston Plaza Shopping Center located in Evanston, Illinois, had occurred. As a result, the Partnership recognized a provision for investment property writedown of $3,400,000, to an amount representing the Partnership's estimate of the property's sales value, less estimated closing costs. The decline in value is attributable to the purchase price reduction granted to the proposed buyer of the property due primarily to estimated expenditures that could be necessary to correct environmental issues at the property.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended September 30, 1998 are:

                                           Paid
                                   -------------------------
                                     Nine Months    Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 49,128       $ 25,621   $ 45,791

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

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1986 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $46,371,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund one acquisition loan and acquire two real property investments. Prior to 1998, the Partnership sold one property and the property which collateralized the acquisition loan was acquired through foreclosure and was subsequently sold. Currently, the Partnership owns one property, the Evanston Plaza Shopping Center, which is under contract for sale.

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

Operations
----------

Summary of Operations
---------------------

The Partnership recognized provisions related to a decline in the fair value of the Evanston Plaza Shopping Center during the second quarter of 1998 and the third quarter of 1997. As a result, the Partnership recognized a net loss for the nine months ended September 30, 1998 and the quarter ended September 30, 1997. In May 1997, the Partnership sold the Gleneagles Apartments and recognized a gain in connection with its sale and consequently, the Partnership recognized net income for the nine months ended September 30, 1997. Primarily as a result of higher administrative expenses, the Partnership recognized a net loss for the quarter ended September 30, 1998. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the nine months and quarters ended September 30, 1998 and 1997.

The Partnership sold the Gleneagles Apartments in May 1997 and recognized a gain of $4,218,099 in connection with the sale for financial statement purposes. As a result, rental income, depreciation, property operating expense, real estate taxes and property management fees decreased during the nine months ended September 30, 1998 as compared to the same period in 1997.

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

In addition to the decrease in real estate taxes due to the sale of the Gleneagles Apartments, real estate taxes also decreased during 1998 due to a reduction in the assessed value of the Evanston Plaza Shopping Center.

Primarily as a result of legal and environmental consulting expenses incurred during 1998 related to environmental issues at the Evanston Plaza Shopping Center and the proposed sale of the property, administrative expenses increased in 1998 as compared to 1997.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its property. Determinations of fair value are made periodically on the basis of assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During the quarter ended June 30, 1998, the Partnership recognized a provision for investment property writedown of $3,400,000 to provide for a change in the estimate of the fair value of the Evanston Plaza Shopping Center. The decline in value is attributable to the purchase price reduction granted to the proposed buyer of the property due primarily to estimated expenditures that could be necessary to correct environmental issues at the property. During the quarter ended September 30, 1997, the Partnership recognized a provision for investment property writedown of $650,000 to provide for a change in the estimate of the fair value of the Evanston Plaza Shopping Center. That decline in value was attributable to a decline in occupancy at the property and an overall softness in the retail market.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $480,000 as of September 30, 1998, when compared to December 31, 1997 due to cash flow provided by operating activities. These activities consisted of the cash flow generated by operations at the Evanston Plaza Shopping Center and interest income earned on short-term investments, which were partially offset by the payment of administrative expenses, including legal and environmental consulting expenses related to environmental issues at the Evanston Plaza Shopping Center and the proposed sale of the property.

The Partnership defines cash flow generated from the operations of its properties as an amount equal to the property's revenue receipts less property related expenditures. The Gleneagles Apartments generated positive cash flow prior to its sale in May 1997. During 1998 and 1997, the Evanston Plaza Shopping Center generated positive cash flow. As of September 30, 1998, the Evanston Plaza Shopping Center had an occupancy rate of 76%.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold one property during 1997 and has entered into a contract to sell its remaining property, the Evanston Plaza Shopping Center. The current sales price is $3,500,000. The sale of the property is expected to close in December 1998. See "Item 5. Other Information" for additional information. The Partnership has retained a portion of the cash from the property sale to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the timing of the sale of the Evanston Plaza Shopping Center and the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

To date, Limited Partners have received cumulative distributions of $179.28 per $250 Taxable Interest, of which $97.71 represents Cash Flow from operations and $81.57 represents a return of Original Capital, and $177.10 per $250 Tax-exempt Interest, of which $95.53 represents Cash Flow from operations and $81.57 represents a return of Original Capital. A future distribution is expected to be made from available proceeds from the pending sale of the Evanston Plaza Shopping Center and available Cash Flow reserves. Amounts allocated to the Repurchase Fund will be distributed at the termination of the Partnership. In light of results to date, Limited Partners will not recover all of their original investment.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of September 30, 1998, there were 3,192 Interests and cash of $320,854 in the Repurchase Fund.

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

                      BALCOR EQUITY PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 5. Other information
------------------------

With regard to the proposed sale of Evanston Plaza Shopping Center, on October 22, 1998, the Partnership filed a revised remedial action plan with the Illinois Environmental Protection Agency (IEPA). The Partnership also scheduled the date for the public hearing at the property to discuss the proposed remediation for November 17, 1998. On October 30, 1998, the Partnership and the proposed purchaser of the property entered into an amendment to the agreement of sale which extended the date for the satisfaction of certain conditions relating to the sale from October 30, 1998 to November 30, 1998. In November 1998, the Partnership received a letter from the IEPA approving the revised remedial action plan.

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

(iv) First Amendment to Agreement of Sale dated May 25, 1998 relating to the sale of the Evanston Plaza Shopping Center, Evanston, Illinois, previously filed as Exhibit (10)(b)(iv) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1998, is incorporated herein by reference.

(v) Second Amendment to Agreement of Sale dated July 21, 1998 relating to the sale of the Evanston Plaza Shopping Center, Evanston, Illinois, previously filed as Exhibit (10)(b)(v) to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1998 is incorporated herein by reference.

(vi) Third Amendment to Agreement of Sale dated August 28, 1998 relating to the sale of the Evanston Plaza Shopping Center, Evanston, Illinois, previously filed as Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated August 28, 1998 is incorporated herein by reference.

(vii) Fourth Amendment to Agreement of Sale dated September 10, 1998 relating to the sale of the Evanston Plaza Shopping Center, Evanston, Illinois, previously filed as Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated August 28, 1998 is incorporated herein by reference.

(viii) Environmental Remediation Agreement relating to the sale of the Evanston Plaza Shopping Center, Evanston, Illinois, previously filed as Exhibit 2(c) to the Registrant's Current Report on Form 8-K dated August 28, 1998 is incorporated herein by reference.

(ix) Fifth Amendment to Agreement of Sale dated October 30, 1998 relating to the sale of the Evanston Plaza Shopping Center, Evanston, Illinois, is attached hereto.

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1998 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated August 28, 1998 was filed with the Commission on September 21, 1998 reporting the Third Amendment to Agreement of Sale dated August 28, 1998, the Fourth Amendment to Agreement of Sale dated September 10, 1998 and the Environmental Remediation Agreement relating to the sale of the Evanston Plaza Shopping Center, Evanston, Illinois.

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


Date: November 13, 1998
      -----------------