Form 10-K
period 1998-12-31
BALCOR EQUITY PENSION INVESTORS IV
filed 1999-03-31
CIK 796805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998
                          -----------------
                                      OR

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

Item 1. Business
----------------

Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (the "Registrant") is a limited partnership formed in 1986 under the laws of the State of Illinois. The Registrant raised $46,371,500 from sales of Limited Partnership Interests. The Registrant has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Registrant's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

The Registrant originally funded one acquisition loan and acquired two real property investments and subsequently foreclosed on the acquisition loan. The Registrant has since disposed of all of these investments. The Partnership Agreement generally provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions, but will be distributed to the extent not required to meet the Registrant's cash requirements.

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. In December 1998, the Registrant sold the Evanston Plaza Shopping Center, its final real estate investment. The Registrant has retained a portion of the cash from the sale of its real estate investments to satisfy obligations of the Registrant as well as to establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings" and potential costs to be incurred if the Registrant initiates legal proceedings against third parties relating to the environmental issues at the Evanston Plaza Shopping Center. Due to these matters, the Registrant will not be dissolved and reserves will be held by the Registrant until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

During December 1998, the Registrant sold the Evanston Plaza Shopping Center in an all cash sale for $3,500,000. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for additional information.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" for information regarding the Registrant's Year 2000 readiness.

The Registrant no longer has an ownership interest in any real estate investment. Except with regard to the Evanston Plaza Shopping Center, described below under "Item 1. Other Information", the General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor Equity Partners-IV, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Other Information
-----------------

Evanston Plaza
--------------

As previously reported, on December 8, 1997, the Registrant contracted to sell the Evanston Plaza Shopping Center, Evanston, Illinois, to an unaffiliated party, Joseph Freed Holdings, L.L.C., an Illinois limited liability company. The sale closed on December 9, 1998 for a sale price of $3,500,000 less credits to the purchaser of $341,681 related to leasing commissions and roof repairs. The Registrant paid closing costs of $153,755 including $122,500 to unaffiliated parties as a brokerage commission. The Registrant received the remaining proceeds of approximately $3,004,564.

As previously reported, an environmental study of Evanston Plaza in 1997 identified certain environmental issues on the site including the presence of arsenic, lead and PNA's in the ground soil and vinyl chloride in the ground water. The Registrant filed a Remedial Action Plan ("RAP") with the Illinois Environmental Protection Agency ("IEPA"). In November 1998, the Registrant received a letter from the IEPA approving the RAP, as revised. The RAP contemplates the remediation of most of the contaminated ground soil at the property. However, there may be contaminated soil under certain parts of the center (principally under existing stores) that is not anticipated to be remediated under the RAP. Additionally, the contaminants present in the ground water are not required to, and therefore will not be, remediated under the RAP. The purchaser of the property has agreed to indemnify the Registrant for the first $3,700,000 of costs incurred in connection with the remediation of the property, including amounts expended by the purchaser for those items covered in the RAP. Management does not believe that the total costs of remediation under the RAP will exceed $3,700,000.

The purchaser of the property has assigned to the Registrant the right to pursue claims against third parties resulting from the environmental contamination at the property, up to $3,700,000. The Registrant has retained counsel to examine these potential claims. Such parties may include the entities that owned or operated the site prior to the Registrant. Such claims would seek to recover costs up to $3,700,000 incurred in connection with the remediation of the property. However, the Registrant has not completed an analysis of the potential claims; additionally, until the remediation under the RAP is substantially complete, the Registrant's ability to pursue this claim is limited. Therefore, there can be no assurances that the Registrant will, in fact, commence such litigation or what the time frame might be for commencement of the litigation.

Item 2. Properties
------------------

As of December 31, 1998, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

See Notes to Financial Statements for other information regarding former real estate property investments.

Item 3. Legal Proceedings
-------------------------

Dee vs. Walton Street Capital Acquisition II, LLC
-------------------------------------------------

On June 14, 1996, a proposed class and derivative action complaint was filed, Dee vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 06283) (the "Dee Case"), naming the General Partner and the general partners (the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships""), as well as the Affiliated Partnerships, as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton"") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

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

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois. Oral arguments before the Appellate Court were held on March 18, 1998. On November 12, 1998, the Appellate Court issued an opinion affirming the Chancery Court's dismissal of the case. On December 3, 1998, the plaintiffs filed a notice of intent to appeal the Appellate Court's ruling to the Illinois Supreme Court.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1998.

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

As of December 31, 1998, the number of record holders of Limited Partnership Interests of the Registrant was 6,122.

Item 6. Selected Financial Data
-------------------------------

                                       Year ended December 31,

                   ------------------------------------------------------------
                       1998        1997        1996        1995        1994
                   ----------   ----------  ----------  ----------   ----------
Total income       $2,310,008   $4,003,399  $5,327,280  $5,191,721   $5,088,403
Provision for
  investment
  property
  writedown         3,400,000      850,000   4,782,000        None         None
(Loss) income
  before
  participation
  in income of
  joint venture
  with affiliates
  and (loss) gain
  on sales of
  properties       (3,412,728)     341,078  (3,304,603)  1,277,771    1,124,692
Net (loss) income  (3,539,428)   4,559,177  (2,849,269)    905,702    1,144,130
Net (loss) income
  per Limited
  Partnership
  Interest-Basic
  and Diluted          (18.10)       23.58      (16.54)       3.82         5.14
Total assets        5,590,314    9,931,923  21,923,945  26,733,957   28,010,591
Distributions
  per Taxable
  Limited
  Partnership
  Interest               None        88.19(A)     9.16       11.37        11.28
Distributions
  per Tax-exempt
  Limited Partnership
  Interest               None        88.10(A)     9.04        9.76        10.09

(A) These amounts include distributions of original capital of $81.32 per Taxable and Tax-exempt Limited Partnership Interest.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------
Summary of Operations
---------------------

Balcor Equity Pension Investors - IV A Real Estate Limited Partnership (the "Partnership") recognized significant provisions for investment property writedown related to declines in the fair value of the Evanston Plaza Shopping Center during 1998 and 1996 and a smaller provision during 1997. During 1997, the Partnership sold the Gleneagles Apartments and recognized a gain in connection with this sale. During 1996, the Partnership recognized its share of the gain on the sale of the 45 West 45th Street Office Building. Primarily as a result of these events, the Partnership recognized net losses during 1998 and 1996 and recognized net income during 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

The Partnership sold the Gleneagles Apartments in May 1997 and recognized a gain of $4,218,099 in connection with the sale. Primarily as a result of this sale, rental income, depreciation, property operating expense, real estate taxes and property management fees decreased during 1998 as compared to 1997. The Partnership also sold the Evanston Plaza Shopping Center in December 1998 and recognized a loss of $126,700 in connection with the sale.

In addition to the decrease in rental income due to the sale of the Gleneagles Apartments, rental income also decreased during 1998 due to a decrease in average occupancy levels at the Evanston Plaza Shopping Center.

As a result of lower real estate tax reimbursements from tenants at the Evanston Plaza Shopping Center primarily due to lower occupancy and a decline in real estate taxes due to a reduction in the assessed value of the property, service income decreased during 1998 as compared to 1997.

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

The Partnership recognized other income during 1997 primarily in connection with partial refunds of prior years' insurance premiums relating to the Partnership's properties.

In addition to the decrease in depreciation expense due to the sale of the Gleneagles Apartments, depreciation expense also decreased during 1998 due to the writedowns of the basis of the Evanston Plaza Shopping Center as a result of the declines in the fair value of the property.

In addition to the decrease in real estate taxes due to the sale of the Gleneagles Apartments, real estate taxes also decreased during 1998 due to a reduction in the assessed value of the Evanston Plaza Shopping Center.

Primarily as a result of legal and environmental consulting expenses incurred during 1998 related to environmental issues at the Evanston Plaza Shopping Center and the sale of the property, administrative expenses increased in 1998 as compared to 1997.

Provisions are charged to income when the General Partner believes an impairment has occurred to the value of its property. Determinations of fair value are made periodically on the basis of assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represent estimations based on many variables which affect the value of real estate, including economic and demographic conditions. During 1998, the Partnership recognized a provision for investment property writedown of $3,400,000 to provide for a change in the estimate of the fair value of the Evanston Plaza Shopping Center. The decline in value was attributable to the purchase price reduction granted to the purchaser of the property due primarily to estimated expenditures that will be necessary to correct environmental issues at the property. Additionally, during 1997, the Partnership recognized a provision of $850,000 that was primarily attributable to a decline in occupancy at the property and an overall softness in the retail market.

1997 Compared to 1996
---------------------

The Partnership sold the Gleneagles Apartments in May 1997 and as a result, rental income, property operating expense, real estate taxes and property management fees decreased during 1997 as compared to 1996.

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

During 1996, the Partnership recognized a provision for investment property writedown of $4,782,000 to provide for a change in the estimate of the fair value of the Evanston Plaza Shopping Center. The decline in value was attributable to a decline in occupancy at the property, an overall softness in the retail market and certain tenant bankruptcies.

The 45 West 45th Street Office Building, in which the Partnership held a minority joint venture interest, was sold during November 1996. As a result, participation in income of joint venture with affiliates ceased during 1996.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $2,493,000 as of December 31, 1998, when compared to December 31, 1997 primarily due to the net proceeds received from the sale of the Evanston Plaza Shopping Center. The Partnership used cash of approximately $466,000 for its operating activities to pay administrative expenses, including legal and environmental consulting expenses related to environmental issues at the Evanston Plaza Shopping Center and the sale of the property, which was partially offset by interest income earned on short-term investments and cash flow generated from operations at the Evanston Plaza Shopping Center. Investing activities consisted of the net proceeds received in connection with the sale of the Evanston Plaza Shopping Center totaling approximately $3,005,000 less the funding of an escrow in connection with the sale of $46,000. In February 1999, the Partnership made a distribution to Limited Partners of approximately $3,805,000, as discussed below.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. In December 1998, the Partnership sold the Evanston Plaza Shopping Center, its final real estate investment. The Partnership has retained a portion of the cash from the sale of its real estate investments to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings" and potential costs to be incurred if the Partnership initiates legal proceedings against third parties relating to the environmental issues at the Evanston Plaza Shopping Center described in "Item 1. Other Information" above. Due to these matters, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

In December 1998, the Partnership sold the Evanston Plaza Shopping Center in an all cash sale for $3,500,000. In connection with the sale, the purchaser received credits totaling $341,681 related to leasing commissions and roof repairs. From the proceeds of the sale, the Partnership paid $153,755 in selling costs. In connection with the sale, $517,651 related to tenant reimbursements was placed in escrow at closing and will be held in escrow until such time as payment of these reimbursements are received from the tenants. The Partnership will recognize income as amounts are received from the escrow. In addition, $46,000 was being held in escrow until a lien waiver was received from the former property management company regarding the payment of its fees. The funds were released in full in March 1999. The available proceeds from the sale were distributed to the Limited Partners in February 1999. The purchaser of the property has also agreed to indemnify the Partnership for the first $3,700,000 of costs incurred in connection with the remediation of the property, including amounts expended by the purchaser for those items covered in the remedial action plan. See Note 10 of Notes to Financial Statements for additional information.

The Partnership made distributions totaling $88.19 per Taxable Interest and $88.10 per Tax-exempt Interest during 1997 and $9.16 per Taxable Interest and $9.04 Tax-exempt Interest during 1996. No distributions were made to Limited Partners during 1998. Distributions to Taxable Limited Partners were comprised of $6.87 of Net Cash Receipts and $81.32 of Net Cash Proceeds in 1997. Distributions to Tax-exempt Limited Partners were comprised of $6.78 of Net Cash Receipts and $81.32 of Net Cash Proceeds in 1997. Distributions to Taxable and Tax-exempt Limited Partners were comprised solely of Net Cash Receipts in 1996.

It should be noted that distributions of Net Cash Receipts to Taxable Limited Partners and Tax-exempt Limited Partners are computed by different formulas as set forth in the Partnership Agreement; therefore, the amount of distributions to Taxable Limited Partners when compared to the amount of distributions to Tax-exempt Limited Partners fluctuated from quarter to quarter.

In February 1999, the Partnership made a distribution to the holders of Limited Partnership Interests of $3,804,852 ($20.54 per Taxable Interest and $20.51 per Tax-exempt Interest). This amount represents a distribution primarily from available Net Cash Proceeds from the sale of the Evanston Plaza Shopping Center ($18.08 per Taxable and Tax-exempt Interest) and available Net Cash Receipts reserves ($2.46 per Taxable Interest and $2.43 per Tax-exempt Interest). The Partnership also paid $37,561 to the General Partner as its distributive share of the Net Cash Receipts distributed and made a contribution to the Repurchase Fund of $12,520. Including the February 1999 distribution, Limited Partners have received cumulative distributions of $199.82 per $250 Taxable Interest, of which $100.17 represents Net Cash Receipts and $99.65 represents Net Cash Proceeds, and $197.61 per $250 Tax-exempt Interest, of which $97.96 represents Net Cash Receipts and $99.65 represents Net Cash Proceeds. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed in accordance with the Partnership Agreement. Amounts allocated to the Repurchase Fund will also be distributed at that time. Limited Partners will not recover all of their original investment.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1998, there were 3,192 Interests and cash of $320,854 in the Repurchase Fund.

The Partnership has sold its remaining real property investment and has distributed a majority of the proceeds from this sale to Limited Partners in

February 1999. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves the solicitation of information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has sent out surveys to these vendors and received back a majority of these surveys. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, preliminary surveys indicate that the key vendors performing services for the Partnership are aware of the issues and are working on a solution to achieve compliance before the year 2000. The Partnership is in the process of developing a contingency plan in the event any of its key vendors are not Year 2000 compliant prior to the year 2000. As part of its contingency plan, the Partnership will identify replacement vendors in the event that current vendors are not substantially Year 2000 compliant by June 30, 1999. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include statements regarding income or losses as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The supplemental financial information specified by Item 305 of Regulation S-K is not applicable.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1998         December 31, 1997
                      -----------------------  -------------------------
                      Financial       Tax        Financial        Tax
                      Statements    Returns     Statements      Returns
                    ------------- ------------ ------------  -------------
Total assets          $5,590,314  $12,932,709    $9,931,923   $26,479,440
Partners' capital
  (deficit) accounts:
    General Partner     (220,348)    (557,293)      (38,628)      257,693
    Limited Partners   5,531,879   13,211,127     8,889,587    25,152,735
Net (loss) income:
    General Partner     (181,720)    (814,986)      185,703       134,165
    Limited Partners  (3,357,708) (11,941,608)    4,373,474     4,014,121
    Per Limited Part-
      nership Interest    (18.10)(A)         (B)      23.58(A)      21.64

(A) Amount represents basic and diluted net (loss) income per Limited Partnership Interest.

(B) The net (loss) income is ($63.16) per Tax-exempt Interest and ($75.84) per Taxable Interest for 1998 and $23.58 per Tax-exempt Interest and Taxable Interest for 1997.

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

                              PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Equity Partners-IV, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

     TITLE                                   OFFICERS

Chairman, President and Chief             Thomas E. Meador
   Executive Officer
Senior Vice President                     Alexander J. Darragh
Senior Managing Director, Chief           Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 51) joined Balcor in July 1979. He is Chairman,
President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also a Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of Grubb & Ellis Company, a publicly traded commercial real estate firm. Mr. Meador was elected to the Board of Grubb & Ellis Company in May 1998. Mr. Meador is also a director of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Alexander J. Darragh (age 44) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Jayne A. Kosik (age 41) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1998.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. The executive officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

(a) The following entity is the sole Limited Partner which owns beneficially more than 5% of the outstanding Limited Partnership Interests of the
Registrant:

                          Name and           Amount and
                          Address of         Nature of      Percent
                          Beneficial         Beneficial     of
         Title of Class   Owner              Ownership      Class
         --------------   -----------        -----------    ---------
         Limited          Engineers Joint    12,780 Limited 6.9%
         Partnership      Pension Fund       Partnership
         Interests        Syracuse, New York Interests

(b) Balcor Equity Partners-IV and its officers and partners own no interests in the Registrant as a group. The Repurchase Fund, however, owns the following Limited Partnership Interests of the Registrant:

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

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 36 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such

Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

(10) Material Contracts:

(i) Agreement of Sale and attachment thereto relating to the sale of Evanston Plaza Shopping Center, Evanston, Illinois, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated December 8, 1997 is incorporated herein by reference.

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

(ix) Fifth Amendment to Agreement of Sale dated October 30, 1998 relating to the sale of the Evanston Plaza Shopping Center, Evanston, Illinois, previously filed as Exhibit (10)(b)(ix) to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1998 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1998 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended December 31, 1998.

(c) Exhibits: See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of l934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PENSION INVESTORS-IV
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By: /s/Jayne A. Kosik
                             ------------------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Financial Officer (Principal Accounting
                             and Financial Officer) of Balcor
                             Equity Partners-IV, the General Partner

Date: March 31, 1999
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   ------------------------------------------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Equity
                         Partners-IV, the General Partner
/s/ Thomas E. Meador                                        March 31, 1999
--------------------                                        --------------
    Thomas E. Meador
                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer) of
                         Balcor Equity Partners-IV,
                         the General Partner
/s/ Jayne A. Kosik                                          March 31, 1999
------------------                                          --------------
    Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1998 and 1997

Statements of Partners' Capital, for the years ended December 31, 1998, 1997 and 1996

Statements of Income and Expenses, for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows, for the years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

Financial Statement Schedules, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Equity Pension Investors-IV:

In our opinion, the accompanying balance sheets and the related statements of partners' capital, of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (An Illinois Limited Partnership, the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1998, the Partnership no longer has an ownership interest in any real estate investment. Upon resolution of the litigation described in Note 12 to the financial statements, the Partnership intends to cease operations and dissolve.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 24, 1999

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1998 and 1997

                                    ASSETS

                                                 1998            1997
                                             -------------   -------------
Cash and cash equivalents                    $  5,525,151    $  3,032,525
Accounts and accrued interest receivable           19,163         186,505
Escrow deposits - restricted                       46,000
Deferred expenses, net of accumulated
  amortization of $20,955 in 1997                                  34,929
                                             -------------   -------------
                                                5,590,314       3,253,959
                                             -------------   -------------
Investment in real estate:
  Land                                                          3,164,353
  Buildings and improvements                                    8,802,135
                                                             -------------
                                                               11,966,488
  Less accumulated depreciation                                 5,288,524
                                                             -------------
Investment in real estate, net of
  accumulated depreciation                                      6,677,964
                                             -------------   -------------
                                             $  5,590,314    $  9,931,923
                                             =============   =============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $    193,118    $     37,205
Due to affiliates                                  85,665          26,497
Accrued real estate taxes                                       1,007,379
Security deposits                                                   9,883
                                             -------------   -------------
    Total liabilities                             278,783       1,080,964
                                             -------------   -------------
Commitments and contingencies

Limited Partners' capital (185,486
  Interests issued and outstanding)             5,531,879       8,889,587
General Partner's deficit                        (220,348)        (38,628)
                                             -------------   -------------
    Total partners' capital                     5,311,531       8,850,959
                                             -------------   -------------
                                             $  5,590,314    $  9,931,923
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1998, 1997 and 1996


                                   Partners' Capital (Deficit) Accounts
                                 ------------- ------------- -------------
                                                  General       Limited
                                     Total        Partner       Partners
                                 ------------- ------------- -------------
Balance at December 31, 1995     $ 25,489,361  $   (116,554) $ 25,605,915

Cash distributions to:
  Limited Partners (A)             (1,678,932)                 (1,678,932)
  General Partner                    (186,546)     (186,546)

Net (loss) income for the year
  ended December 31, 1996          (2,849,269)      218,680    (3,067,949)
                                 ------------- ------------- -------------
Balance at December 31, 1996       20,774,614       (84,420)   20,859,034

Cash distributions to:
  Limited Partners (A)            (16,342,921)                (16,342,921)
  General Partner                    (139,911)     (139,911)

Net income for the year
  ended December 31, 1997           4,559,177       185,703     4,373,474
                                 ------------- ------------- -------------
Balance at December 31, 1997        8,850,959       (38,628)    8,889,587

Net loss for the year
  ended December 31, 1998          (3,539,428)     (181,720)   (3,357,708)
                                 ------------- ------------- -------------
Balance at December 31, 1998     $  5,311,531  $   (220,348) $  5,531,879
                                 ============= ============= =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


(A)  Summary of cash distributions paid per Interest:

                                     1998          1997          1996
                                 ------------- ------------- -------------
Taxable
-----------------
  First Quarter                         None   $      11.11  $       2.29
  Second Quarter                        None           2.29          2.29
  Third Quarter                         None          74.79          2.29
  Fourth Quarter                        None           None          2.29

Tax-exempt
-----------------
  First Quarter                         None          11.08          2.26
  Second Quarter                        None           2.26          2.26
  Third Quarter                         None          74.76          2.26
  Fourth Quarter                        None           None          2.26

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996


                                      1998          1997          1996
                                 ------------- ------------- -------------
Income:
  Rental                         $  1,286,167  $  2,370,636  $  3,953,370
  Service                             845,860     1,033,553     1,191,949
  Interest on short-term
    investments                       177,981       313,116       181,961
  Settlement income                                 276,068
  Other income                                       10,026
                                 ------------- ------------- -------------
    Total income                    2,310,008     4,003,399     5,327,280
                                 ------------- ------------- -------------
Expenses:
  Depreciation                        146,700       360,128       808,049
  Property operating                  266,450       673,464     1,134,989
  Real estate taxes                   777,100     1,106,624     1,216,855
  Property management fees            110,607       164,345       246,488
  Administrative                    1,021,879       507,760       443,502
  Provision for investment
    property writedown              3,400,000       850,000     4,782,000
                                 ------------- ------------- -------------
    Total expenses                  5,722,736     3,662,321     8,631,883
                                 ------------- ------------- -------------
(Loss) income before
  participation in income of
  joint venture with affiliates
  and (loss) gain on sales of
  properties                       (3,412,728)      341,078    (3,304,603)
Participation in income of joint
  venture with affiliates                                         455,334
(Loss) gain on sales of
  properties                         (126,700)    4,218,099
                                 ------------- ------------- -------------
Net (loss) income                $ (3,539,428) $  4,559,177  $ (2,849,269)
                                 ============= ============= =============
Net (loss) income allocated to
  General Partner                $   (181,720) $    185,703  $    218,680
                                 ============= ============= =============
Net (loss) income allocated to
  Limited Partners               $ (3,357,708) $  4,373,474  $ (3,067,949)
                                 ============= ============= =============
Net (loss) income per Limited
  Partnership Interest (185,486
  issued and outstanding)
  - Basic and Diluted            $     (18.10) $      23.58  $     (16.54)
                                 ============= ============= =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996


                                      1998          1997          1996
                                 ------------- ------------- -------------
Operating activities:
  Net (loss) income              $ (3,539,428) $  4,559,177  $ (2,849,269)
  Adjustments to reconcile net
   (loss) income to net cash
   (used in) or provided
    by operating activities:
     Participation in income of
      joint venture with
      affiliates                                                 (455,334)
     Loss (gain) on sales of
      properties                      126,700    (4,218,099)
     Depreciation of properties       146,700       360,128       808,049
     Amortization of deferred
      expenses                         34,929         5,588         5,588
     Provision for investment
       property writedown           3,400,000       850,000     4,782,000
     Net change in:
       Accounts and accrued
         interest receivable          167,342       (47,224)      (51,651)
       Prepaid expenses                              38,439        (2,508)
       Accounts payable               155,913         5,502       (74,080)
       Due to affiliates               59,168       (32,680)       42,891
       Accrued liabilities         (1,007,379)       11,811       (38,783)
       Security deposits               (9,883)      (53,000)      (25,293)
                                 ------------- ------------- -------------
  Net cash (used in) or provided
    by operating activities          (465,938)    1,479,642     2,141,610
                                 ------------- ------------- -------------
Investing activities:
  Proceeds from sale of
    properties                      3,158,319    13,300,000
  Payment of selling costs           (153,755)     (525,090)
  Funding of escrow in connection
   with the sale of property          (46,000)
  Capital contribution to joint
   venture - affiliates                                           (15,934)
  Distributions from joint
   venture - affiliates                              76,101     1,534,680
                                 ------------- ------------- -------------
  Net cash provided by investing
   activities                       2,958,564    12,851,011     1,518,746
                                 ------------- ------------- -------------

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                      1998          1997          1996
                                 ------------- ------------- -------------
Financing activities:
  Distributions to Limited
    Partners                                   $(16,342,921) $ (1,678,932)
  Distributions to General
    Partner                                        (139,911)     (186,546)
                                               ------------- -------------
  Cash used in financing
    activities                                  (16,482,832)   (1,865,478)
                                               ------------- -------------
Net change in cash and cash
  equivalents                       2,492,626    (2,152,179)    1,794,878
Cash and cash equivalents at
  beginning of year                 3,032,525     5,184,704     3,389,826
                                 ------------- ------------- -------------
Cash and cash equivalents at
  end of year                    $  5,525,151  $  3,032,525  $  5,184,704
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

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of the Partnership's Business:

Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (the "Partnership") has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Partnership's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. In December 1998, the Partnership sold the Evanston Plaza Shopping Center, its final real estate investment. The Partnership has retained a portion of the cash from the sale of its real estate investments to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 12 of Notes to Financial Statements and potential costs to be incurred if the Partnership initiates legal proceedings against third parties relating to the environmental issues at the Evanston Plaza Shopping Center. Due to these matters, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(b) Depreciation expense was computed using the straight-line methods. Rates used in the determination of depreciation were based upon the following estimated useful lives:

               Buildings and improvements       25 to 30 years
               Furniture and fixtures           5 years

Maintenance and repairs were charged to expense when incurred. Expenditures for improvements were charged to the related asset account.

As properties were sold, the related costs and accumulated depreciation were removed from the respective accounts. Any gain or loss on disposition was recognized in accordance with generally accepted accounting principles.

(c) The Partnership recorded its investment in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimated the fair value of its properties based on the current sales price less estimated closing costs. In the event the General Partner determined an impairment in value had occurred, and the carrying amount of the real estate asset would not be recovered, a provision was recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the method referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

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

(e) Deferred expenses consisted of leasing commissions which were amortized over the life of each respective lease. Upon sale of the property, the remaining unamortized balance was written off to amortization expense.

(f) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases was recognized on a straight line basis over the respective lease term. Service income included reimbursements for operating costs such as real estate taxes, maintenance and insurance and was recognized as revenue in the period the applicable costs were incurred.

(g) The Partnership calculates the fair value of its financial instruments based on estimates using present value techniques. The Partnership includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

(h) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is held or invested primarily in one financial institution.

(i) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(j) For financial statement purposes, prior to 1998, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the (loss) income allocations have been adjusted.

(k) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership effective for the year-ended December 31, 1997 and has been applied to the prior earnings period presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income (loss) per Limited Partnership Interest.

(l) Certain reclassifications of prior years information were made to conform to the 1998 presentation.

4. Partnership Agreement:

The Partnership was organized on June 20, 1986. The Partnership Agreement provided for the admission of Limited Partners through the sale of up to 1,000,000 Limited Partnership Interests at $250 per Interest, 185,486 of which were sold through December 14, 1987, the termination date of the offering.

Pursuant to the terms set forth in the Partnership Agreement, "Operating Income from Real Properties" of the Partnership is allocated 10% to the General Partner and 90% to the Limited Partners; "Operating Losses from Real Properties" and certain other components is allocated 1% to the General Partner and 99% to the Limited Partners; and "Other 'Operating Income' or 'Operating Losses'" is allocated 10% to the General Partner and 90% to the Limited Partners. For financial statement purposes, prior to 1998, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the (loss) income allocations have been adjusted.

The Partnership Agreement provides for different allocations of profits and losses and cash distributions to Limited Partners depending on whether the investor originally acquiring the Limited Partnership interest was a taxable or tax-exempt entity.

The Partnership Agreement provides that ninety percent of Net Cash Receipts available for distribution will be distributed to Limited Partners. To the extent possible, Taxable Limited Partners received an allocation of such available Net Cash Receipts generated by the operation of the Partnership's two properties in the same manner as if their investment in the Partnership had been attributable solely to the properties. Taxable Limited Partners were to commence sharing in such available Net Cash Receipts generated by the Partnership's investment in the 45 West 45th Street Office Building at such time as the Taxable Limited Partners' investment in the Partnership was not then solely attributable to the two properties (which time was originally anticipated to be upon the sale of both properties). The Tax-exempt Limited Partners were allocated all other Net Cash Receipts to be allocated to the Limited Partners, consisting of (i) 100% of such available Net Cash Receipts that had been generated by the investment in the 45 West 45th Street Office Building (until such time as both of the properties were sold, as described above) plus (ii) the Net Cash Receipts generated by the operation of the two properties, to the extent not allocated to the Taxable Limited Partners as described above. Of the remaining 10% of Net Cash Receipts, 7 1/2% was paid to the General Partner as its distributive share from Partnership operations and an additional 2 1/2% was paid to the General Partner for allocation to the Repurchase Fund.

At the sole discretion of the General Partner and subject to certain limitations, amounts placed in the Repurchase Fund were used to repurchase Interests from existing Limited Partners. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. An amount not to exceed that originally allocated to the Repurchase Fund will be returned to the Partnership at liquidation, which will be accounted for as a capital contribution from the General Partner. As of December 31, 1998, there were 3,192 Interests and cash of $320,854 in the Repurchase Fund.

The Partnership has disposed of all of its remaining real property investments. The "Net Cash Proceeds" resulting therefrom, which were available for distribution, were distributed to the Taxable and Tax-exempt Limited Partners in accordance with the Partnership Agreement. Since the required subordination levels were not met, the General Partner has not received any distributions of Net Cash Proceeds during the lifetime of the Partnership.

5. Provision for Investment Property Writedown:

In each of 1998, 1997 and 1996, the General Partner determined that impairments to the asset value of the Evanston Plaza Shopping Center located in Evanston, Illinois, had occurred. As a result, the property was written down by $3,400,000 in 1998, $850,000 in 1997 and $4,782,000 in 1996, to an amount representing the Partnership's estimate of the property's sales value less estimated closing costs. During 1998, the decline in value was attributable to the purchase price reduction granted to the purchaser of the property due primarily to estimated expenditures that will be necessary to correct environmental issues at the property. During 1997 and 1996, the decline in value was attributable to a decline in occupancy at the property, certain tenant bankruptcies in 1996 and an overall softness in the retail market.

6. Management Agreement:

The Partnership's properties were managed by third party management companies prior to the sale of the properties. These management agreements provided for annual fees of 3% to 6% of gross operating receipts.

7. Investment in Joint Venture with Affiliates:

In 1995, the Partnership and three affiliates (the "Participants") acquired title to the 45 West 45th Street Office Building. Profits and losses, all capital contributions and distributions were allocated in accordance with the Participants' original funding percentages. The Partnership's sharing percentage was 15.22%. In November 1996, the Participants sold the property in an all cash sale for $10,300,000. From the proceeds of the sale, the joint venture paid $579,075 in selling costs. In connection with the sale of this property, the Participants recognized a recovery of a previously established loss allowance of $2,473,000 and a gain of $461,185, totaling $2,934,185 of which $446,583 was the Partnership's share. This amount was included in the Partnership's participation in income of joint venture with affiliates.

During 1996, the Partnership received distributions from the joint venture totaling $1,534,680, and made a contribution of $15,934. Pursuant to the sale agreement, $500,000 of the sale proceeds was retained by the joint venture and was unavailable for distribution until April 1997, at which time the funds were released in full. The Partnership's share of these proceeds was $76,101.

The following information has been summarized from the financial statements of the joint venture for the year ended December 31, 1996:

Total income                         $1,962,936
Income before gain on sale                1,980
Gain on sale                            461,185
Net income                            2,936,165

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles ("GAAP"), will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the taxable loss for 1998 is $9,217,166 more than the net loss in the financial statements. This difference resulted primarily from writedowns taken on the Evanston Plaza Shopping Center for GAAP reporting in prior years.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/98         12/31/97         12/31/96
                          --------------   ---------------  ---------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ --------  ------ --------
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting           $6,876   $7,213   $20,128  $3,789   $9,977  $7,653
    Data processing       3,200    1,443     3,227    None      670    None
    Legal                38,818   44,736    11,092   2,088    8,578   6,579
    Portfolio management 30,038   32,273    97,825  19,021   56,011  42,962
    Other                 1,599     None     8,495   1,599    2,585   1,983

Prior to May 1995, the Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policy for its properties. The program was administered by an affiliate of the General Partner (The Balcor Company) who received no fee for administering the program. However, the General Partner was reimbursed for expenses. The Partnership paid premiums to the deductible insurance program relating to claims for periods prior to May 1, 1995 of $4,582 for 1996.

10. Property Sales:

(a) In December 1998, the Partnership sold the Evanston Plaza Shopping Center in an all cash sale for $3,500,000, less credits totaling $341,681 related to leasing commissions and roof repairs. From the proceeds of the sale, the Partnership paid $153,755 in selling costs. In connection with the sale, $517,651 related to tenant reimbursements was placed in escrow at closing and will be held in escrow until such time as payment of these reimbursements are received from the tenants. The Partnership will recognize income as amounts are received from the escrow. In addition, $46,000 was being held in escrow until a lien waiver was received from the former property management company regarding the payment of its fees. The funds were released in full in March 1999. The basis of the property at the date of sale was $3,131,264, net of accumulated depreciation of $5,435,224. For financial statement purposes, the Partnership recognized a loss of $126,700 from the sale of this property.

An enviromental study of Evanston Plaza in 1997 identified certain environmental issues of the site including the presence of aresenic, lead and PNA's in the ground soil and vinyl chloride in the ground water. The Partnership filed a Remedial Action Plan ("RAP") with the Illinois Environmental Protection Agency ("IEPA"). In November 1998, the Partnership received a letter from the IEPA approving the RAP, as revised. The RAP contemplates the remediation of most of the contaminated ground soil under certain parts of the remediated under the RAP. Additionally, the contaminants present in the ground water are not required to, and therefore will not be, remediated under the RAP. The purchaser of the property has agreed to indeminfy the Partnership for the first $3,700,000 of costs incurred in connection with the remediation of the property, including amounts expended by the purchaser for those items covered in the RAP. The General Partner does not believe that the total costs of remediation under the RAP will exceed $3,700,000. Limited Partners would not have any liability for any environmental costs regardless of whether such costs are incurred before of after dissolution of the Partnership.

(b) In May 1997, the Partnership sold the Gleneagles Apartments in an all cash sale for $13,300,000. From the proceeds of the sale, the Partnership paid $525,090 in selling costs. The basis of the property was $8,556,811 which is net of accumulated depreciation of $5,051,642. For financial statement purposes, the Partnership recognized a gain of $4,218,099 from the sale of this property.

11. Settlement Income:

In April 1997, the Partnership entered into a settlement agreement with the manufacturer of the roof at the Evanston Plaza Shopping Center relating to alleged defects. The Partnership received $276,068 in satisfaction of its claims. The amount received was recognized by the Partnership as settlement income for financial statement purposes.

12. Contingency:

The Partnership is currently involved in a lawsuit, Dee vs. Walton Street Capital Acquisition II, LLC, whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice, which dismissal was affirmed by the Illinois Appellate Court. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.

13. Subsequent Event:

In February 1999, the Partnership made a distribution to the holders of Limited Partnership Interests of $3,804,852 ($20.54 per Taxable Interest and $20.51 per Tax-exempt Interest). This amount represents a distribution of available Net Cash Proceeds primarily from the sale of the Evanston Plaza Shopping Center ($18.08 per Taxable and Tax-exempt Interest) and available Net Cash Receipts reserves ($2.46 per Taxable Interest and $2.43 per Tax-exempt Interest).