Form 10-Q
period 1999-03-31
BALCOR EQUITY PENSION INVESTORS IV
filed 1999-05-12
CIK 796805

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999
                               --------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                     March 31, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                                 1999            1998
                                             -------------   -------------
Cash and cash equivalents                    $  1,679,413    $  5,525,151
Accrued interest receivable                        15,686          19,163
Prepaid expenses                                      687
Escrow deposits - restricted                                       46,000
                                             -------------   -------------
                                             $  1,695,786    $  5,590,314
                                             =============   =============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     72,354    $    193,118
Due to affiliates                                  99,452          85,665
                                             -------------   -------------
     Total liabilities                            171,806         278,783
                                             -------------   -------------
Commitments and contingencies

Limited Partners' capital (185,486
  Interests issued and outstanding)             1,794,409       5,531,879
General Partner's deficit                        (270,429)       (220,348)
                                             -------------   -------------
     Total partners' capital                    1,523,980       5,311,531
                                             -------------   -------------
                                             $  1,695,786    $  5,590,314
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)

                                                 1999            1998
                                             -------------   -------------
Income:
  Rental                                                     $    373,518
  Service                                                         121,078
  Interest on short-term investments         $     47,690          35,170
  Settlement income                               107,996
                                             -------------   -------------
    Total income                                  155,686         529,766
                                             -------------   -------------

Expenses:
  Depreciation                                                     59,668
  Property operating                                9,226          69,823
  Real estate taxes                                               244,463
  Property management fees                                         21,922
  Administrative                                   79,078         269,446
                                             -------------   -------------
    Total expenses                                 88,304         665,322
                                             -------------   -------------
Net income (loss)                            $     67,382    $   (135,556)
                                             =============   =============
Net loss allocated to General Partner               None     $   (135,556)
                                             =============   =============
Net income allocated to Limited Partners     $     67,382           None
                                             =============   =============
Net income per Limited Partnership Interest
  (185,486 issued and outstanding) - Basic
  and Diluted                                $       0.36           None
                                             =============   =============
Distribution to General Partner              $     50,081           None
                                             =============   =============
Distribution to Limited Partners             $  3,804,852           None
                                             =============   =============
Distribution per Limited Partnership
  Interest:

  Taxable                                    $      20.54           None
                                             =============   =============
  Tax-exempt                                 $      20.51           None
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1999 and 1998
                                  (Unaudited)

                                                  1999            1998
                                             -------------   -------------
Operating activities:
  Net income (loss)                          $     67,382    $   (135,556)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
      Depreciation of properties                                   59,668
      Amortization of deferred expenses                             1,397
      Net change in:
        Accounts and accrued interest
          receivable                                3,477            (373)
        Prepaid expenses                             (687)         (1,887)
        Accounts payable                         (120,764)        106,437
        Due to affiliates                          13,787           3,831
        Accrued liabilities                                      (256,274)
                                             -------------   -------------
  Net cash used in operating activities           (36,805)       (222,757)
                                             -------------   -------------

Investing activity:
  Release of escrow in connection
    with sale of property                          46,000
                                             -------------
  Cash provided by investing activity              46,000
                                             -------------

Financing activities:
  Distribution to Limited Partners             (3,804,852)
  Distribution to General Partner                 (50,081)
                                             -------------
  Cash used in financing activities            (3,854,933)
                                             -------------
Net change in cash and cash equivalents        (3,845,738)       (222,757)
Cash and cash equivalents at beginning
  of period                                     5,525,151       3,032,525
                                             -------------   -------------
Cash and cash equivalents at end of period   $  1,679,413    $  2,809,768
                                             =============   =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1999, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in December 1998. The Partnership has retained a portion of the cash from the sale of its real estate investments to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, potential costs to be incurred if the Partnership initiates legal proceedings against third parties relating to the environmental issues at the Evanston Plaza Shopping Center. Due to these matters, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for the conclusion of contingencies which exist or may arise.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1999 are:

                                       Paid        Payable
                                    -----------   ----------
   Reimbursement of expenses to
     the General Partner, at cost   $ 27,200      $ 99,452

4. Settlement Income:

During January 1999 and March 1999, the Partnership received $105,000 and $2,996, respectively, from settlements with former tenants at the Evanston Plaza Shopping Center. The settlements relate to rental income owed to the Partnership pursuant to the tenants' leases. These amounts have been recognized as settlement income for financial statement purposes.

5. Contingency:

The Partnership was involved in a lawsuit, Dee vs. Walton Street Capital

Acquisition II, LLC, whereby the Partnership, the General Partner and certain third parties were named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The action has been dismissed with prejudice, which dismissal was affirmed by the Appellate Court of Illinois. Plaintiffs filed a further appeal to the Illinois Supreme Court. The Illinois Supreme Court has issued a ruling in which it has declined to hear the appeal. As a result, the Appellate Court of Illinois dismissed the case on April 22, 1999.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1986 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $46,371,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund one acquisition loan and acquire two real property investments. As of March 31, 1999, the Partnership has no loans outstanding or properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1998 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership during 1999 consisted primarily of settlement income received in connection with amounts owed by former tenants at the Evanston Plaza Shopping Center and interest income earned on short-term investments, which were partially offset by the payment of administrative and property operating expenses. During 1998, the Partnership incurred legal and environmental consulting expenses related to environmental issues at the Evanston Plaza Shopping Center which were partially offset by net income from operations at the property. As a result, the Partnership recognized net income during the quarter ended March 31, 1999 as compared to a net loss during the same period in 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Discussions of fluctuations between 1999 and 1998 refer to the quarters ended March 31, 1999 and 1998.

The Partnership sold the Evanston Plaza Shopping Center in December 1998. As a result, rental income, service income, depreciation, real estate taxes and property management fees ceased during 1998.

Higher average cash balances were available for investment in 1999 primarily due to the proceeds received in connection with the December 1998 sale of the Evanston Plaza Shopping Center prior to distribution to Limited Partners in February 1999. This resulted in an increase in interest income on short-term investments during 1999 as compared to 1998.

During January 1999 and March 1999, the Partnership received $105,000 and $2,996, respectively, from settlements with former tenants at the Evanston Plaza Shopping Center. The settlements relate to rental income owed to the Partnership pursuant to the tenants' leases. These amounts have been recognized as settlement income for financial statement purposes.

Property operating expenses decreased during 1999 as compared to 1998 due to the sale of the Evanston Plaza Shopping Center. During 1999, the Partnership paid additional expenditures related to the property.

Primarily as a result of legal and environmental consulting expenses incurred during 1998 related to environmental issues at the Evanston Plaza Shopping Center, administrative expenses decreased during 1999 as compared to 1998.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $3,846,000 as of March 31, 1999 when compared to December 31, 1998 primarily due to the payment of a distribution to Partners in February 1999 primarily from proceeds received in connection with the December 1998 sale of the Evanston Plaza Shopping Center. The Partnership used cash of approximately $37,000 for its operating activities to pay administrative expenses and property operating expenses, which were partially offset by settlement income received in connection with amounts owed by former tenants at the Evanston Plaza Shopping Center and interest income earned on short-term investments. Investing activities consisted of the release of an escrow set up in connection with the sale of the Evanston Plaza Shopping Center of $46,000. Financing activities consisted of the payment of a distribution to Partners of approximately $3,855,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in December 1998. The Partnership has retained a portion of the cash from the sale of its real estate investments to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, potential costs to be incurred if the Partnership initiates legal proceedings against third parties relating to the environmental issues at the Evanston Plaza Shopping Center. Due to these matters, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for the conclusion of contingencies which exist or may arise. See "Item 1. Legal Proceedings" for additional information.

In December 1998, the Partnership sold the Evanston Plaza Shopping Center. In connection with the sale, $517,651 related to tenant reimbursements was placed in escrow at closing and will be held in escrow until such time as payment of these reimbursements are received from the tenants. The Partnership will recognize income as amounts are received from this escrow. In addition, $46,000 was being held in escrow until a lien waiver was received from the former property management company regarding the payment of its fees. Those funds were released in full to the Partnership in March 1999.

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

In 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of March 31, 1999, there were 3,192 Interests and cash of $398,864 in the Repurchase Fund.

The Partnership sold its remaining real property investment and distributed a majority of the proceeds from this sale to Limited Partners in February 1999. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

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

                      BALCOR EQUITY PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

The Illinois Supreme Court has issued a ruling in which it has declined to hear the appeal filed by the plaintiffs in the Dee vs. Walton Street Capital Acquisition II, LLC case. As a result, the Appellate Court of Illinois dismissed the case on April 22, 1999. This case will be deleted from all future reports of the Partnership.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1999 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended March 31, 1999.

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



                              By: /s/Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Senior Managing Director and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Equity Partners - IV, the
                                  General Partner


Date: May 12, 1999
      ------------