Form 10-Q
period 1999-06-30
BALCOR EQUITY PENSION INVESTORS IV
filed 1999-08-09
CIK 796805

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1999
                               --------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                      June 30, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                                  1999           1998
                                             -------------- --------------
Cash and cash equivalents                    $   1,674,270  $   5,525,151
Accrued interest receivable                          8,261         19,163
Escrow deposits - restricted                                       46,000
                                             -------------- --------------
                                             $   1,682,531  $   5,590,314
                                             ============== ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      72,822  $     193,118
Due to affiliates                                  113,088         85,665
                                             -------------- --------------
     Total liabilities                             185,910        278,783
                                             -------------- --------------
Commitments and contingencies

Limited Partners' capital (185,486
  Interests issued and outstanding)              1,767,050      5,531,879
General Partner's deficit                         (270,429)      (220,348)
                                             -------------- --------------
     Total partners' capital                     1,496,621      5,311,531
                                             -------------- --------------
                                             $   1,682,531  $   5,590,314
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1999 and 1998
                                  (Unaudited)

                                                  1999           1998
                                             -------------- --------------
Income:
  Rental                                                    $     754,283
  Service                                                         488,310
  Interest on short-term investments         $      67,781         77,866
  Settlement income                                107,996
  Other income                                       5,266
                                             -------------- --------------
    Total income                                   181,043      1,320,459
                                             -------------- --------------
Expenses:
  Depreciation                                                    119,336
  Property operating                                 9,226        151,465
  Real estate taxes                                               494,832
  Property management fees                                         56,753
  Administrative                                   131,794        474,431
  Provision for investment property
    writedown                                                   3,400,000
                                             -------------- --------------
    Total expenses                                 141,020      4,696,817
                                             -------------- --------------
Net income (loss)                            $      40,023  $  (3,376,358)
                                             ============== ==============
Net income (loss) allocated to General
  Partner                                            None   $    (200,150)
                                             ============== ==============
Net income (loss) allocated to Limited
  Partners                                   $      40,023  $  (3,176,208)
                                             ============== ==============
Net income (loss) per Limited Partnership
  Interest (185,486 issued and outstanding)
  - Basic and Diluted                        $        0.22  $      (17.12)
                                             ============== ==============
Distribution to General Partner              $      50,081          None
                                             ============== ==============
Distribution to Limited Partners             $   3,804,852          None
                                             ============== ==============
Distribution per Limited Partnership
  Interest:

  Taxable                                    $       20.54          None
                                             ============== ==============
  Tax-exempt                                 $       20.51          None
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1999 and 1998
                                  (Unaudited)

                                                 1999           1998
                                             -------------- --------------
Income:
  Rental                                                    $     380,765
  Service                                                         367,232
  Interest on short-term investments         $      20,091         42,696
  Other income                                       5,266
                                             -------------- --------------
    Total income                                    25,357        790,693
                                             -------------- --------------

Expenses:
  Depreciation                                                     59,668
  Property operating                                               81,642
  Real estate taxes                                               250,369
  Property management fees                                         34,831
  Administrative                                    52,716        204,985
  Provision for investment property
    writedown                                                   3,400,000
                                             -------------- --------------
    Total expenses                                  52,716      4,031,495
                                             -------------- --------------
Net loss                                     $     (27,359) $  (3,240,802)
                                             ============== ==============
Net loss allocated to General Partner                None   $     (64,594)
                                             ============== ==============
Net loss allocated to Limited Partners       $     (27,359) $  (3,176,208)
                                             ============== ==============
Net loss per Limited Partnership Interest
  (185,486 issued and outstanding) - Basic
  and Diluted                                $       (0.14) $      (17.12)
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1999 and 1998
                                  (Unaudited)

                                                   1999           1998
                                             -------------- --------------
Operating activities:
  Net income (loss)                          $      40,023  $  (3,376,358)
  Adjustments to reconcile net income (loss)
    to net cash (used in) or provided by
    operating activities:
      Depreciation of properties                                  119,336
      Amortization of deferred expenses                             2,794
      Provision for investment property
        writedown                                               3,400,000
      Net change in:
        Accounts and accrued interest
          receivable                                10,902         17,472
        Prepaid expenses
        Accounts payable                          (120,296)        58,472
        Due to affiliates                           27,423         18,822
        Accrued liabilities                                        (5,905)
                                             -------------- --------------
  Net cash (used in) or provided by
    operating activities                           (41,948)       234,633
                                             -------------- --------------

Investing activity:
  Release of escrow in connection
    with sale of property                           46,000
                                             --------------
  Cash provided by investing activity               46,000
                                             --------------

Financing activities:
  Distribution to Limited Partners              (3,804,852)
  Distribution to General Partner                  (50,081)
                                             --------------
  Cash used in financing activities             (3,854,933)
                                             --------------
Net change in cash and cash equivalents         (3,850,881)       234,633
Cash and cash equivalents at beginning
  of year                                        5,525,151      3,032,525
                                             -------------- --------------
Cash and cash equivalents at end of period   $   1,674,270  $   3,267,158
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1999, and all such adjustments are of a normal and recurring nature.

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

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1999 are:


                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 44,100       $ 16,900   $ 113,088

4. Settlement Income:

During the first quarter of 1999, the Partnership received $107,996 from settlements with former tenants at the Evanston Plaza Shopping Center. The settlements relate to rental income owed to the Partnership pursuant to the tenants' leases. These amounts have been recognized as settlement income for financial statement purposes.

5. Other Income:

During April 1999, the Partnership received $5,266 in connection with a partial refund of a prior year's insurance premium related to the Evanston Plaza Shopping Center, which was sold in 1998. This amount has been recognized as other income for financial statement purposes.

6. Contingency:

In May 1999, a lawsuit was filed against the Partnership, Madison Partnership Liquidity Investors XX, et. al. vs. The Balcor Company, et al. whereby the Partnership and certain affiliates have been named as defendants. The plaintiffs are entities that initiated tender offers to purchase and, in fact, purchased units in eleven affiliated partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreement and seeks the winding up of the affairs of the Partnership, the establishment of a liquidating trust, the appointment of an independent trustee for the trust and the distribution of a portion of the cash reserves to limited partners. The defendants intend to vigorously contest this action. The Partnership believes that it has meritorious defenses to contest the claims.
It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1986 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $46,371,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund one acquisition loan and acquire two real property investments. As of June 30, 1999, the Partnership has no loans outstanding or properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 1999 consisted primarily of settlement income received during the first quarter of 1999 in connection with amounts owed by former tenants at the Evanston Plaza Shopping Center and interest income earned on short-term investments, which were partially offset by administrative expenses. During the quarter ended June 30, 1998, the Partnership recognized a significant provision related to a decline in the fair value of the Evanston Plaza Shopping Center. In addition, during 1998, the Partnership incurred legal and environmental consulting expenses related to environmental issues at the Evanston Plaza Shopping Center, which were partially offset by net income from operations at the property. As a result of these events, the Partnership recognized net income during the six months ended June 30, 1999 and a net loss during the six months and quarter ended June 30, 1998. The Partnership recognized a net loss during the quarter ended June 30, 1999 as administrative expenses were higher than interest income earned on short-term investments. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Unless otherwise noted, discussions of fluctuations between 1999 and 1998 refer to the six months and quarters ended June 30, 1999 and 1998.

The Partnership sold the Evanston Plaza Shopping Center in December 1998. As a result, rental income, service income, depreciation, real estate taxes and property management fees ceased during 1998.

Interest income on short-term investments decreased during 1999 as compared to 1998 primarily due to the distribution of proceeds received in connection with the December 1998 sale of the Evanston Plaza Shopping Center and Net Cash Receipts reserves in February 1999.

During the first quarter of 1999, the Partnership received $107,996 from settlements with former tenants at the Evanston Plaza Shopping Center. The settlements relate to rental income owed to the Partnership pursuant to the tenants' leases. These amounts have been recognized as settlement income for financial statement purposes.

During April 1999, the Partnership received $5,266 in connection with a partial refund of a prior year's insurance premium related to the Evanston Plaza Shopping Center. This amount has been recognized as other income for financial statement purposes.

Property operating expenses decreased during 1999 as compared to 1998 due to the sale of the Evanston Plaza Shopping Center. During the first quarter of 1999, the Partnership paid additional expenditures related to the property.

Primarily as a result of legal and environmental consulting expenses incurred during 1998 related to environmental issues at the Evanston Plaza Shopping Center, administrative expenses decreased during 1999 as compared to 1998.

Provisions were charged to income when the General Partner believed an impairment had occurred to the value of its property. Determinations of fair value were made periodically on the basis of assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represented estimations based on many variables which affected the value of real estate, including economic and demographic conditions. During the quarter ended June 30, 1998, the Partnership recognized a provision for investment property writedown of $3,400,000 to provide for a change in the estimate of the fair value of the Evanston Plaza Shopping Center.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $3,851,000 as of June 30, 1999 when compared to December 31, 1998 primarily due to the payment of a distribution to Partners in February 1999 which included proceeds received in connection with the December 1998 sale of the Evanston Plaza Shopping Center. The Partnership used cash of approximately $42,000 for its operating activities to pay administrative expenses and property operating expenses, which were partially offset by settlement income received in connection with amounts owed by former tenants at the Evanston Plaza Shopping Center and interest income earned on short-term investments. Investing activities consisted of the release of an escrow set up in connection with the sale of the Evanston Plaza Shopping Center of $46,000. Financing activities consisted of the payment of a distribution to Partners of approximately $3,855,000.

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

In 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of June 30, 1999, there were 3,192 Interests and cash of $398,864 in the Repurchase Fund.

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

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves soliciting information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has received the surveys from these vendors. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, these surveys and discussions with the key vendors performing services for the Partnership indicate that the key vendors are substantially Year 2000 compliant as of June 30, 1999. The Partnership will continue to monitor the Year 2000 compliance of its key vendors during the third quarter of 1999. In addition, the Partnership has developed a contingency plan in the event of non-compliance by these key vendors in the Year 2000 which will be updated by September 30, 1999 based on the results of further surveys, discussions and testing of systems, where applicable. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
------------------------

Madison Partnership Liquidity Investors XX, et al. vs. The Balcor
-----------------------------------------------------------------
Company, et al.
---------------

On May 7, 1999, a proposed class action complaint was filed and on May 13, 1999 was served on the defendants, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH08972). The Partnership, twenty-one additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), The Balcor Company, other affiliated entities and one individual are named defendants in this action. Plaintiffs are entities that initiated tender offers to purchase units and, in fact, purchased units in eleven of the Affiliated Partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaint seeks the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaint also seeks compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation. On July 14, 1999, the defendants filed a Motion to Dismiss the complaint. A briefing schedule on this motion has not yet been set.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Partnership believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

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

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 1999 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended June 30, 1999.

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


Date: August 9, 1999
      --------------