Form 10-Q
period 1999-09-30
BALCOR EQUITY PENSION INVESTORS IV
filed 1999-11-08
CIK 796805

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1999
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                   September 30, 1999 and December 31, 1998
                                  (Unaudited)

                                    ASSETS

                                                   1999           1998
                                               ------------   ------------
Cash and cash equivalents                    $   1,651,674  $   5,525,151
Accrued interest receivable                          6,932         19,163
Escrow deposits - restricted                                       46,000
                                               ------------   ------------
                                             $   1,658,606  $   5,590,314
                                               ============   ============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      68,594  $     193,118
Due to affiliates                                  139,339         85,665
                                               ------------   ------------
     Total liabilities                             207,933        278,783
                                               ------------   ------------
Commitments and contingencies

Limited Partners' capital (185,486
  Interests issued and outstanding)              1,721,102      5,531,879
General Partner's deficit                         (270,429)      (220,348)
                                               ------------   ------------
     Total partners' capital                     1,450,673      5,311,531
                                               ------------   ------------
                                             $   1,658,606  $   5,590,314
                                               ============   ============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1999 and 1998
                                  (Unaudited)


                                                   1999           1998
                                               ------------   ------------
Income:
  Rental                                                    $   1,130,409
  Service                                                         601,126
  Interest on short-term investments         $      87,909        124,194
  Settlement income                                107,996
  Other income                                       5,266
                                               ------------   ------------
    Total income                                   201,171      1,855,729
                                               ------------   ------------
  Depreciation                                                    134,003
  Property operating                                 9,226        207,830
  Real estate taxes                                               721,459
  Property management fees                                         78,868
  Administrative                                   197,870        776,335
  Provision for investment property
    writedown                                                   3,400,000
                                               ------------   ------------
    Total expenses                                 207,096      5,318,495
                                               ------------   ------------
Net loss                                     $      (5,925) $  (3,462,766)
                                               ============   ============
Net loss allocated to General Partner                 None  $    (200,150)
                                               ============   ============
Net loss allocated to Limited Partners       $      (5,925) $  (3,262,616)
                                               ============   ============
Net loss per Limited Partnership Interest
  (185,486 issued and outstanding)
  - Basic and Diluted                        $       (0.03) $      (17.59)
                                               ============   ============
Distribution to General Partner              $      50,081           None
                                               ============   ============
Distribution to Limited Partners             $   3,804,852           None
                                               ============   ============
Distribution per Limited Partnership
  Interest:

  Taxable                                    $       20.54           None
                                               ============   ============
  Tax-exempt                                 $       20.51           None
                                               ============   ============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1999 and 1998
                                       (Unaudited)


                                                   1999           1998
                                               ------------   ------------
Income:
  Rental                                                    $     376,126
  Service                                                         112,816
  Interest on short-term investments         $      20,128         46,328
                                               ------------   ------------
    Total income                                    20,128        535,270
                                               ------------   ------------
Expenses:
  Depreciation                                                     14,667
  Property operating                                               56,365
  Real estate taxes                                               226,627
  Property management fees                                         22,115
  Administrative                                    66,076        301,904
                                               ------------   ------------
    Total expenses                                  66,076        621,678
                                               ------------   ------------
Net loss                                     $     (45,948) $     (86,408)
                                               ============   ============
Net loss allocated to General Partner                 None           None
                                               ============   ============
Net loss allocated to Limited Partners       $     (45,948) $     (86,408)
                                               ============   ============
Net loss per Limited Partnership Interest
  (185,486 issued and outstanding) - Basic
  and Diluted                                $       (0.25) $       (0.47)
                                               ============   ============

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1999 and 1998
                                  (Unaudited)

                                                   1999           1998
                                               ------------   ------------
Operating activities:
  Net loss                                   $      (5,925) $  (3,462,766)
  Adjustments to reconcile net loss
    to net cash (used in) or provided by
    operating activities:
      Depreciation of properties                                  134,003
      Amortization of deferred expenses                             4,191
      Provision for investment property
        writedown                                               3,400,000
      Net change in:
        Accounts and accrued interest
          receivable                                12,231         13,829
        Accounts payable                          (124,524)       153,862
        Due to affiliates                           53,674         19,294
        Accrued real estate taxes                                 220,722
        Security deposits                                          (2,700)
                                               ------------   ------------
  Net cash (used in) or provided by
    operating activities                           (64,544)       480,435
                                               ------------   ------------
Investing activity:
  Release of escrow in connection
    with sale of property                           46,000
                                               ------------
  Cash provided by investing activity               46,000
                                               ------------
Financing activities:
  Distribution to Limited Partners              (3,804,852)
  Distribution to General Partner                  (50,081)
                                               ------------
  Cash used in financing activities             (3,854,933)
                                               ------------
Net change in cash and cash equivalents         (3,873,477)       480,435
Cash and cash equivalents at beginning
  of year                                        5,525,151      3,032,525
                                               ------------   ------------
Cash and cash equivalents at end of period   $   1,651,674  $   3,512,960
                                               ============   ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1999, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events. The Partnership sold its final real estate investment in December 1998. The Partnership has retained a portion of the cash from the sale of its real estate investments to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, potential costs to be incurred if the Partnership initiates legal proceedings against third parties relating to the environmental issues at the Evanston Plaza Shopping Center. Due to these matters, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for the conclusion of contingencies which exist or may arise.

3.   Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1999 are:


                                             Paid
                                    -----------------------
                                     Nine Months   Quarter   Payable
                                    ------------- --------- ---------
     Reimbursement of expenses to
       the General Partner, at cost     $ 50,401   $ 6,301 $ 139,339

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

6. Contingency:

In May 1999, a lawsuit was filed against the Partnership, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. whereby the Partnership and certain affiliates have been named as defendants. The plaintiffs are entities that initiated tender offers to purchase and, in fact, purchased units in eleven affiliated partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreement and seeks the winding up of the affairs of the Partnership, the establishment of a liquidating trust, the appointment of an independent trustee for the trust and the distribution of a portion of the cash reserves to limited partners. On June 1, 1999, a second lawsuit was filed and was served on August 16, 1999, Sandra Dee vs. The Balcor Company, et al. The Dee complaint is virtually identical to the Madison Partnership complaint and on September 20, 1999 was consolidated into the Madison Partnership case. The defendants intend to vigorously contest these actions. The Partnership believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of these actions will impact the remaining cash reserves of the Partnership.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1986 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $46,371,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund one acquisition loan and acquire two real property investments. As of September 30, 1999, the Partnership has no loans outstanding or properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 1999 consisted primarily of administrative expenses, settlement income received during the first quarter of 1999 in connection with amounts owed by former tenants at the Evanston Plaza Shopping Center and interest income earned on short-term investments. During the nine months ended September 30, 1998, the Partnership recognized a significant provision related to a decline in the fair value of the Evanston Plaza Shopping Center. In addition, during 1998, the Partnership incurred legal and environmental consulting expenses related to environmental issues at the Evanston Plaza Shopping Center, which were partially offset by net income from operations at the property. As a result, the Partnership's net loss decreased substantially during the nine months and quarter ended September 30, 1999 as compared to the same periods in 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Unless otherwise noted, discussions of fluctuations between 1999 and 1998 refer to the nine months and quarters ended September 30, 1999 and 1998.

The Partnership sold the Evanston Plaza Shopping Center in December 1998. As a result, rental income, service income, depreciation, real estate taxes and property management fees ceased during 1998.

Interest income on short-term investments decreased during 1999 as compared to 1998 primarily due to the distribution to partners of proceeds received in connection with the December 1998 sale of the Evanston Plaza Shopping Center and Net Cash Receipts reserves in February 1999.

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

Primarily as a result of legal and environmental consulting expenses incurred during 1998 related to environmental issues at the Evanston Plaza Shopping Center and the sale of the property, administrative expenses decreased during 1999 as compared to 1998.

Provisions were charged to income when the General Partner believed an impairment had occurred to the value of its property. Determinations of fair value were made periodically on the basis of assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represented estimations based on many variables which affected the value of real estate, including economic and demographic conditions. During the nine months ended September 30, 1998, the Partnership recognized a provision for investment property writedown of $3,400,000 to provide for a change in the estimate of the fair value of the Evanston Plaza Shopping Center.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $3,873,000 as of September 30, 1999 when compared to December 31, 1998 primarily due to the payment of a distribution to Partners in February 1999 which included proceeds received in connection with the December 1998 sale of the Evanston Plaza Shopping Center. The Partnership used cash of approximately $65,000 for its operating activities to pay administrative expenses and property operating expenses, which were partially offset by settlement income received in connection with amounts owed by former tenants at the Evanston Plaza Shopping Center and interest income earned on short-term investments. Investing activities consisted of the release of an escrow set up in connection with the sale of the Evanston Plaza Shopping Center of $46,000. Financing activities consisted of the payment of a distribution to Partners of approximately $3,855,000.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events. The Partnership sold its final real estate investment in December 1998. The Partnership has retained a portion of the cash from the sale of its real estate investments to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, potential costs to be incurred if the Partnership initiates legal proceedings against third parties relating to the environmental issues at the Evanston Plaza Shopping Center. Due to these matters, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for the conclusion of contingencies which exist or may arise.

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

In 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of September 30, 1999, there was cash of $398,864 in the Repurchase Fund.

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

The Partnership's plan to determine the Year 2000 compliance status of its key vendors has involved soliciting information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has received the surveys from each of these vendors. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and is relying on statements from these vendors without independent verification, these surveys, testing of systems, where applicable and discussions with the key vendors performing services for the Partnership indicate that the key vendors are substantially Year 2000 compliant as of September 30, 1999. The Partnership will continue to monitor the Year 2000 compliance of its key vendors during the fourth quarter of 1999. In addition, the Partnership has developed a contingency plan in the event of non-compliance by these key vendors in the Year 2000. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Madison Partnership Liquidity Investors XX, et al vs. The Balcor Company, et
----------------------------------------------------------------------------
al.
---

On May 7, 1999, a proposed class action complaint was filed, and on May 13, 1999 was served on the defendants, Madison Partnership Liquidity Investors XX, et al vs. The Balcor Company, et al (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 06972). The general partner of the Partnership, the general partners of twenty-one additional limited partnerships which were sponsored by The Balcor Company, The Balcor Company and one individual are named as defendants in this action. The Partnership and the twenty-one other limited partnerships are referred to herein as the "Affiliated Partnerships". Plaintiffs are entities that initiated tender offers to purchase units and, in fact, purchased units in eleven of the Affiliated Partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaint seeks the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaint also seeks compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation. On July 14, 1999, the defendants filed a Motion to Dismiss the complaint. A hearing date on the motion has not yet been set. On September 20, 1999 the Sandra Dee case described below was consolidated with this case. Future reports to investors will report only the consolidated case.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Partnership believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

Sandra Dee vs. The Balcor Company, et al.
-----------------------------------------

On June 1, 1999, a proposed class action complaint was filed, and on August 16, 1999 was served on the defendants, Sandra Dee vs. The Balcor Company, et al (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 08123). The general partner of the Partnership, the general partners of twenty-one additional limited partnerships which were sponsored by The Balcor Company, The Balcor Company and one individual are named as defendants in this action. The Partnership and the twenty-one other limited partnerships are referred to herein as the "Affiliated Partnerships". This complaint is identical in all material respects to the Madison Partnership Liquidity Investors XX, et al vs. The Balcor Company et al complaint filed in May 1999.

The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaint seeks the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaint also seeks compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation. The defendants filed on September 15, 1999 a motion to consolidate this case with the Madison Partnership case. On September 20, 1999, the motion was granted and this case was consolidated with the Madison Partnership case. Future reports to investors will report only the consolidated case. On September 15, 1999, the defendants also filed a Motion to Dismiss the complaint.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The defendants believe that they have meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

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

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1999 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         BALCOR EQUITY PENSION INVESTORS-IV
                         A REAL ESTATE LIMITED PARTNERSHIP


                         By:  /s/Thomas E. Meador
                              -------------------
                              Thomas E. Meador
                              President and Chief Executive Officer (Principal Executive Officer) of Balcor Equity Partners - IV, the General Partner



                         By:  /s/Jayne A. Kosik
                              -----------------
                              Jayne A. Kosik
                              Senior Managing Director and Chief Financial
                              Officer (Principal Accounting and Financial
                              Officer) of Balcor Equity Partners - IV, the
                              General Partner


Date: November 8, 1999
      ----------------