Form 10-K
period 1999-12-31
BALCOR EQUITY PENSION INVESTORS IV
filed 2000-03-29
CIK 796805

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1999
                          -----------------
                                      OR

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

The Registrant no longer has an ownership interest in any real estate investment. As previously reported, an environmental study of Evanston Plaza Shopping Center identified certain environmental contamination at the site. The property was sold in December 1998. As part of the sale of the property, the purchaser agreed to indemnify the Registrant for the first $3,700,000 of costs incurred in connection with the remediation of the property, including amounts expended by the purchaser towards remediation. The purchaser performed remediation of certain of the contamination in 1999. The Registrant has not yet received information from the purchaser as to the amounts spent towards remediation of the property. However, certain of the contamination was not required to be currently remediated and, in fact, was not remediated during 1999. The Registrant believes that it is unlikely that it would have any liability for the remaining environmental issues at the property, although there can be no assurances in this regard. In the event that any party sought to hold the Registrant liable for the remaining contamination, the Registrant would seek indemnification from any such liability from the purchaser of the property and/or from the companies that originally caused the contamination.

Except with regard to the Evanston Plaza Shopping Center, the General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor Equity Partners-IV, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------

As of December 31, 1999, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

See Notes to Financial Statements for other information regarding former real estate property investments.


Item 3. Legal Proceedings
-------------------------

Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et
-----------------------------------------------------------------------------
al.
---
Sandra Dee vs. The Balcor Company, et al.
-----------------------------------------

On May 7, 1999, a proposed class action complaint was filed and on May 13, 1999 was served on the defendants, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 08972). The General Partner of the Partnership, the general partners of twenty-one additional limited partnerships which were sponsored by The Balcor Company, The Balcor Company and one individual are named as defendants in this action. The Partnership and the twenty-one additional limited partnerships are referred to herein as the "Affiliated Partnerships". Plaintiffs are entities that initiated tender offers to purchase units and, in fact, purchased units in eleven of the Affiliated Partnerships.

On June 1, 1999, a proposed class action complaint was filed, and on August 16, 1999 was served on the defendants, Sandra Dee vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH 08123). This complaint is identical in all material respects to the Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company et al. complaint filed in May 1999. The defendants filed on September 15, 1999 a motion to consolidate the Dee case with the Madison Partnership case. On September 20, 1999, the motion was granted and this case was consolidated with the Madison Partnership case.

The complaints allege breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaints seek the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaints also seek compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation.

The defendants filed motions to dismiss the complaints on July 14, 1999 and on September 15, 1999. On January 19, 2000 a hearing on the motions was held and the class allegations in the complaints were struck regarding eleven Affiliated Partnerships, but not the Partnership. In all other respects, the motions to dismiss were denied. While the court directed the plaintiffs to file an amended complaint by February 18, 2000, as of this date they have yet to do so.

The defendants intend to vigorously contest this action. No class has been certified as of this date.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1999.

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

As of December 31, 1999, the number of record holders of Limited Partnership Interests of the Registrant was 6,115.

Item 6. Selected Financial Data
-------------------------------

                                        Year ended December 31,

                   ------------------------------------------------------------
                      1999          1998       1997      1996         1995
                    ----------   ---------- ---------- ----------  ----------
Total income         $223,308    $2,310,008 $4,003,399 $5,327,280  $5,191,721
Provision for
  investment
  property
  writedown              None     3,400,000    850,000  4,782,000        None
(Loss) income before
  participation
  in income of
  joint venture
  with affiliates
  and (loss) gain
  on sales of
  properties           (78,170)  (3,412,728)   341,078 (3,304,603)  1,277,771
Net (loss) income      (78,170)  (3,539,428) 4,559,177 (2,849,269)    905,702
Net (loss) income
  per Limited
  Partnership
  Interest-Basic
  and Diluted             None      (18.10)      23.58     (16.54)       3.82
Total assets         1,613,614    5,590,314  9,931,923  21,923,945 26,733,957
Distributions
  per Taxable
  Limited
  Partnership
  Interest (A)           20.54        None       88.19        9.16      11.37
Distributions
  per Tax-exempt
  Limited Partnership
  Interest (A)           20.51        None       88.10        9.04       9.76

(A) These amounts include distributions of original capital of $18.08 in 1999 and $81.32 in 1997 per Taxable and Tax-exempt Limited Partnership Interest.

Item 7. Management's Discussion and Analysis of Financial Condition and Results

-------------------------------------------------------------------------------
of Operations
-------------
Summary of Operations
---------------------

Balcor Equity Pension Investors - IV A Real Estate Limited Partnership (the "Partnership") recognized a net loss in 1999 as administrative expenses were higher than interest income earned on short-term investments and settlement income received in connection with amounts owed by former tenants at the Evanston Plaza Shopping Center. The Partnership recognized a significant provision for investment property writedown related to a decline in the fair value of the Evanston Plaza Shopping Center during 1998 and a smaller provision during 1997. In addition, during 1997, the Partnership sold the Gleneagles Apartments and recognized a gain in connection with this sale. As a result of these events, the Partnership recognized a net loss during 1998 and net income during 1997. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

The Partnership sold the Evanston Plaza Shopping Center in December 1998 and recognized a loss of $126,700 in connection with the sale. As a result of this sale, rental income, service income, depreciation, property operating expenses, real estate taxes and property management fees ceased during 1998.

Interest income on short-term investments decreased during 1999 as compared to 1998 primarily due to the distribution to partners of proceeds received in connection with the December 1998 sale of the Evanston Plaza Shopping Center and Net Cash Receipts reserves in February 1999.

During 1999, the Partnership received $107,996 from settlements with former tenants at the Evanston Plaza Shopping Center. The settlements relate to rental income owed to the Partnership pursuant to the tenants' leases. These amounts have been recognized as settlement income for financial statement purposes.

During 1999, the Partnership received $5,266 in connection with a partial refund of a prior year's insurance premium related to the Evanston Plaza Shopping Center. This amount has been recognized as other income for financial statement purposes.

Primarily as a result of legal and environmental consulting expenses incurred during 1998 related to environmental issues at the Evanston Plaza Shopping Center and the sale of the property, administrative expenses decreased during 1999 as compared to 1998.

Provisions were charged to income when the General Partner believed an impairment had occurred to the value of its property. Determinations of fair value were made periodically on the basis of assessments of property operations and the property's estimated sales price less closing costs. Determinations of fair value represented estimations based on many variables which affected the value of real estate, including economic and demographic conditions. During 1998, the Partnership recognized a provision for investment property writedown of $3,400,000 to provide for a change in the estimate of the fair value of the Evanston Plaza Shopping Center. The decline in value was attributable to the purchase price reduction granted to the purchaser of the property due primarily to estimated expenditures that are necessary to correct environmental issues at the property.

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

In 1997, the Partnership entered into a settlement agreement with the manufacturer of the roof at the Evanston Plaza Shopping Center relating to alleged defects. The Partnership received $276,068 in satisfaction of its claims. The amount received was recognized by the Partnership as settlement income for financial statement purposes.

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

During 1997, the Partnership recognized a provision for investment property writedown of $850,000 that was primarily attributable to a decline in occupancy at the Evanston Plaza Shopping Center and an overall softness in the retail market.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $3,919,000 as of December 31, 1999 when compared to December 31, 1998 primarily due to the payment of a distribution to Partners in February 1999 which included proceeds received in connection with the December 1998 sale of the Evanston Plaza Shopping Center. The Partnership used cash of approximately $110,000 for its operating activities to pay administrative expenses, which were partially offset by settlement income received in connection with amounts owed by former tenants at the Evanston Plaza Shopping Center and interest income earned on short-term investments. Investing activities consisted of the release of an escrow set up in connection with the sale of the Evanston Plaza Shopping Center of $46,000. Financing activities consisted of the payment of a distribution to Partners of approximately $3,855,000.

In December 1998, the Partnership sold the Evanston Plaza Shopping Center. The purchaser performed remediation at the property in 1999 and has represented to the Partnership that the remediation was performed in accordance with the remedial action plan filed with the Illinois Environmental Protection Agency. The purchaser has not yet provided the Partnership with detailed information regarding the costs associated with the remediation. The Partnership expects to receive such information from the purchaser during 2000. At such time, the Partnership will make its determination whether or not to pursue its potential claims against third parties for the contamination at the property. In connection with the sale, $517,651 related to tenant reimbursements was placed in escrow at closing and will be held in escrow until such time as payment of these reimbursements are received from the tenants. The Partnership will recognize income as amounts are received from this escrow. In addition, $46,000 was being held in escrow until a lien waiver was received from the former property management company regarding the payment of its fees. Those funds were released in full to the Partnership in March 1999.

The Partnership made distributions totaling $20.54 and $88.19 per Taxable Interest and $20.51 and $88.10 per Tax-exempt Interest in 1999 and 1997, respectively. No distributions were made to Limited Partners during 1998. Distributions to Taxable Limited Partners were comprised of $2.46 of Net Cash Receipts and $18.08 of Net Cash Proceeds in 1999 and $6.87 of Net Cash Receipts and $81.32 of Net Cash Proceeds in 1997. Distributions to Tax-exempt Limited Partners was comprised of $2.43 of Net Cash Receipts and $18.08 of Net Cash Proceeds in 1999 and $6.78 of Net Cash Receipts and $81.32 of Net Cash Proceeds in 1997.

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

In 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1999, there was cash of $398,864 in the Repurchase Fund.

The Partnership believes that its key vendors were Year 2000 compliant with respect to the Partnership's operations as of December 31, 1999 and that there was no material effect on the business, financial position or results of operations of the Partnership related to Year 2000 issues.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                            December 31, 1999         December 31, 1998
                         -----------------------  -------------------------
                         Financial       Tax      Financial         Tax
                         Statements     Returns   Statements       Returns
                       -------------  ----------  ------------  -----------

Total assets           $1,613,614     $8,952,969  $5,590,314     $12,932,709
Partners' capital
  (deficit) accounts:
   General Partner       (348,599)      (669,293)   (220,348)       (557,293)
   Limited Partners     1,727,027      9,439,252   5,531,879      13,211,127
Net (loss) income:
   General Partner        (78,170)       (61,919)   (181,720)       (814,986)
   Limited Partners          None         32,977  (3,357,708)    (11,941,608)
   Per Limited Part-
     nership Interest        None          (B)        (18.10)(A)      (B)

(A) Amount represents basic and diluted net loss per Limited Partnership
Interest.

(B) The net income (loss) is $0.18 per Tax-exempt Interest and Taxable Interest for 1999 and ($63.16) per Tax-exempt Interest and ($75.84) per Taxable Interest for 1998.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Equity Partners-IV, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:


          TITLE                                 OFFICERS

Chairman, President and Chief                Thomas E. Meador
   Executive Officer
Senior Managing Director, Chief              Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 52) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Jayne A. Kosik (age 42) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1999 except that Mr. Meador is named, in his capacity as an officer of Balcor, as a defendant in the Madison/Dee lawsuit described in "Item
3. Legal Proceedings".

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

(a) The following entity is the sole Limited Partner which owns beneficially more than 5% of the outstanding Limited Partnership Interests of the
Registrant:

                           Name and          Amount and
                           Address of        Nature of      Percent
                           Beneficial        Beneficial       of
     Title of Class         Owner             Ownership      Class
     --------------      -----------         -----------    ---------

     Limited             Engineers Joint     12,780 Limited    6.9%
     Partnership         Pension Fund        Partnership
     Interests           Syracuse, New York   Interests

(b) Balcor Equity Partners-IV and its officers and partners own no interests in the Registrant as a group. The Repurchase Fund, however, owns the following Limited Partnership Interests of the Registrant:
                              Amount
                           Beneficially
     Title of Class           Owned          Percent of Class
     --------------      ----------------    ---------------
     Limited             3,192 Interests          1.72%
     Partnership
     Interests

Relatives of the officers and affiliates of the partners of the General Partner do not own any Interests.

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 125 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

(27) Financial Data Schedule of the Registrant for 1999 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended December 31, 1999.

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

Date:  March 28, 2000
      ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                Date
----------------------   ----------------------------- -------------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Equity
                         Partners-IV, the General Partner
/s/Thomas E. Meador                                         March 28, 2000
--------------------                                        --------------
   Thomas E. Meador
                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer) of
                         Balcor Equity Partners-IV,
                         the General Partner
/s/Jayne A. Kosik                                           March 28, 2000
--------------------                                        --------------
   Jayne A. Kosik

                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1999 and 1998

Statements of Partners' Capital, for the years ended December 31, 1999, 1998 and 1997

Statements of Income and Expenses, for the years ended December 31, 1999, 1998 and 1997

Statements of Cash Flows, for the years ended December 31, 1999, 1998 and 1997

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Equity Pension Investors-IV:

In our opinion, the accompanying balance sheets and the related statements of partners' capital, of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (An Illinois Limited Partnership, the "Partnership") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Chicago, Illinois
March 28, 2000

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                                  BALANCE SHEETS
                            December 31, 1999 and 1998

                                      ASSETS

                                                  1999            1998
                                               -----------     -----------
Cash and cash equivalents                    $  1,605,938    $  5,525,151
Accounts and accrued interest receivable            7,676          19,163
Escrow deposits - restricted                                       46,000
                                               -----------     -----------
                                             $  1,613,614    $  5,590,314
                                               ===========     ===========

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $    120,757    $    193,118
Due to affiliates                                 114,429          85,665
                                               -----------     -----------
    Total liabilities                             235,186         278,783
                                               -----------     -----------
Commitments and contingencies

Limited Partners' capital (185,486
  Interests issued and outstanding)             1,727,027       5,531,879
General Partner's deficit                        (348,599)       (220,348)
                                               -----------     -----------
    Total partners' capital                     1,378,428       5,311,531
                                               -----------     -----------
                                             $  1,613,614    $  5,590,314
                                               ===========     ===========

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1999, 1998 and 1997

                                  Partners' Capital (Deficit) Accounts
                                  ------------ ------------- -------------
                                                  General       Limited
                                     Total        Partner       Partners
                                  ------------ ------------- -------------

Balance at December 31, 1996     $ 20,774,614  $    (84,420) $ 20,859,034

Cash distributions to:
  Limited Partners (A)            (16,342,921)                (16,342,921)
  General Partner                    (139,911)     (139,911)

Net income for the year
  ended December 31, 1997           4,559,177       185,703     4,373,474
                                  ------------ ------------- -------------
Balance at December 31, 1997        8,850,959       (38,628)    8,889,587

Net loss for the year
  ended December 31, 1998          (3,539,428)     (181,720)   (3,357,708)
                                  ------------ ------------- -------------
Balance at December 31, 1998        5,311,531      (220,348)    5,531,879

Cash distribution to:
  Limited Partners (A)             (3,804,852)                 (3,804,852)
  General Partner                     (50,081)      (50,081)

Net loss for the year
  ended December 31, 1999             (78,170)      (78,170)
                                  ------------ ------------- -------------
Balance at December 31, 1999     $  1,378,428  $   (348,599) $  1,727,027
                                  ============ ============= =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1999, 1998 and 1997
                                  (Continued)


(A)  Summary of cash distributions paid per Interest:

                                      1999          1998          1997
                                  ------------ ------------- -------------
Taxable
-----------------
  First Quarter                 $       20.54          None  $      11.11
  Second Quarter                         None          None          2.29
  Third Quarter                          None          None         74.79
  Fourth Quarter                         None          None          None

Tax-exempt
-----------------
  First Quarter                         20.51          None         11.08
  Second Quarter                         None          None          2.26
  Third Quarter                          None          None         74.76
  Fourth Quarter                         None          None          None


The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1999, 1998 and 1997


                                      1999          1998          1997
                                  ------------  ------------  ------------
Income:
  Rental                         $             $  1,286,167  $  2,370,636
  Service                                           845,860     1,033,553
  Interest on short-term
    investments                       110,046       177,981       313,116
  Settlement                          107,996                     276,068
  Other                                 5,266                      10,026
                                  ------------  ------------  ------------
    Total income                      223,308     2,310,008     4,003,399
                                  ------------  ------------  ------------

Expenses:
  Depreciation                                      146,700       360,128
  Property operating                                266,450       673,464
  Real estate taxes                                 777,100     1,106,624
  Property management fees                          110,607       164,345
  Administrative                      301,478     1,021,879       507,760
  Provision for investment
    property writedown                            3,400,000       850,000
                                  ------------  ------------  ------------
    Total expenses                    301,478     5,722,736     3,662,321
                                  ------------  ------------  ------------
(Loss) income before (loss)
  gain on sales of properties         (78,170)   (3,412,728)      341,078
(Loss) gain on sales of
  properties                                       (126,700)    4,218,099
                                  ------------  ------------  ------------
Net (loss) income                $    (78,170) $ (3,539,428) $  4,559,177
                                  ============  ============  ============
Net (loss) income allocated to
  General Partner                $    (78,170) $   (181,720) $    185,703
                                  ============  ============  ============
Net (loss) income allocated to
  Limited Partners                       None  $ (3,357,708) $  4,373,474
                                  ============  ============  ============
Net (loss) income per Limited
  Partnership Interest (185,486
  issued and outstanding)
  - Basic and Diluted                    None  $     (18.10) $      23.58
                                  ============  ============  ============


The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1999, 1998 and 1997


                                      1999          1998          1997
                                  ------------  ------------  ------------
Operating activities:
  Net (loss) income              $    (78,170) $ (3,539,428) $  4,559,177
  Adjustments to reconcile net
    (loss) income to net cash
    (used in) or provided
     by operating activities:
     Loss (gain) on sales of
      properties                                    126,700    (4,218,099)
     Depreciation of properties                     146,700       360,128
     Amortization of deferred
      expenses                                       34,929         5,588
     Provision for investment
       property writedown                         3,400,000       850,000
     Net change in:
       Accounts and accrued
         interest receivable           11,487       167,342       (47,224)
       Prepaid expenses                                            38,439
       Accounts payable               (72,361)      155,913         5,502
       Due to affiliates               28,764        59,168       (32,680)
       Accrued liabilities                       (1,007,379)       11,811
       Security deposits                             (9,883)      (53,000)
                                  ------------  ------------  ------------
  Net cash (used in) or provided
    by operating activities          (110,280)     (465,938)    1,479,642
                                  ------------  ------------  ------------

Investing activities:
  Proceeds from sale of
   properties                                     3,158,319    13,300,000
  Payment of selling costs                         (153,755)     (525,090)
  Release (funding) of escrow in
   connection with the sale of
   property                            46,000       (46,000)
  Distribution from joint
   venture - affiliates                                            76,101
                                  ------------  ------------  ------------
  Net cash provided by investing
   activities                          46,000     2,958,564    12,851,011
                                  ------------  ------------  ------------

The accompanying notes are an integral part of the financial statements

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1999, 1998 and 1997
                                  (Continued)


                                      1999          1998          1997
                                  ------------  ------------  ------------
Financing activities:
  Distributions to Limited
    Partners                      $(3,804,852)               $(16,342,921)
  Distributions to General
    Partner                           (50,081)                   (139,911)
                                  ------------                ------------
  Cash used in financing
    activities                     (3,854,933)                (16,482,832)
                                  ------------                ------------
Net change in cash and cash
  equivalents                      (3,919,213)    2,492,626    (2,152,179)
Cash and cash equivalents at
  beginning of year                 5,525,151     3,032,525     5,184,704
                                  ------------  ------------  ------------
Cash and cash equivalents at
  end of year                    $  1,605,938  $  5,525,151  $  3,032,525
                                  ============  ============  ============

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

(d) Deferred expenses consisted of leasing commissions which were amortized over the life of each respective lease. Upon sale of the property, the remaining unamortized balance was written off.

(e) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases was recognized on a straight line basis over the respective lease term. Service income included reimbursements for operating costs such as real estate taxes, maintenance and insurance and was recognized as revenue in the period the applicable costs were incurred.

(f) The Partnership calculates the fair value of its financial instruments based on estimates using present value techniques. The Partnership includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

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

(i) In order for the capital account balances to appropriately reflect the partners' remaining economic interests in the Partnership, the (loss) income allocations have been adjusted.

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership effective for the year-ended December 31, 1997. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net (loss) income per Limited Partnership Interest.

3. Partnership Agreement:

The Partnership was organized on June 20, 1986. The Partnership Agreement provided for the admission of Limited Partners through the sale of up to 1,000,000 Limited Partnership Interests at $250 per Interest, 185,486 of which were sold through December 14, 1987, the termination date of the offering.

Pursuant to the terms set forth in the Partnership Agreement, "Operating Income from Real Properties" of the Partnership is allocated 10% to the General Partner and 90% to the Limited Partners; "Operating Losses from Real Properties" and certain other components is allocated 1% to the General Partner and 99% to the Limited Partners; and "Other 'Operating Income' or 'Operating Losses'" is allocated 10% to the General Partner and 90% to the Limited Partners. In order for the capital account balances to appropriately reflect the partners' remaining economic interests in the Partnership, the (loss) income allocations have been adjusted.

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

At the sole discretion of the General Partner and subject to certain limitations, amounts placed in the Repurchase Fund were used to repurchase Interests from existing Limited Partners. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. An amount not to exceed that originally allocated to the Repurchase Fund will be returned to the Partnership at liquidation, which will be accounted for as a capital contribution from the General Partner. As of December 31, 1999, there was cash of $398,864 in the Repurchase Fund.

The Partnership has disposed of all of its remaining real property investments. The "Net Cash Proceeds" resulting therefrom, which were available for distribution, were distributed solely to the Taxable and Tax-exempt Limited Partners in accordance with the Partnership Agreement. Since the required subordination levels were not met, the General Partner has not received any distributions of Net Cash Proceeds during the lifetime of the Partnership.

4. Provision for Investment Property Writedown:

In 1998 and 1997, the General Partner determined that impairments to the asset value of the Evanston Plaza Shopping Center located in Evanston, Illinois, had occurred. As a result, the property was written down by $3,400,000 in 1998 and $850,000 in 1997, to an amount representing the Partnership's estimate of the property's sales value less estimated closing costs. During 1998, the decline in value was attributable to the purchase price reduction granted to the purchaser of the property due primarily to estimated expenditures necessary to correct environmental issues at the property. During 1997, the decline in value was attributable to a decline in occupancy at the property, certain tenant bankruptcies in 1996 and an overall softness in the retail market.

5. Management Agreement:

The Partnership's properties were managed by third party management companies prior to the sale of the properties. These management agreements provided for annual fees of 3% to 6% of gross operating receipts.

6. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles ("GAAP"), will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the taxable loss for 1999 is $49,228 less than the net loss in the financial statements.

7. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                         Year Ended        Year Ended          Year Ended
                          12/31/99          12/31/98            12/31/97
                         --------------   --------------    --------------
                         Paid   Payable   Paid   Payable    Paid    Payable
                         ------ -------  ------  -------    ------  -------

Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting           $7,726 $11,847   $6,876   $7,213   $20,128  $3,789
    Data processing       6,333  13,746    3,200    1,443     3,227    None
    Legal                34,135  59,785   38,818   44,736    11,092   2,088
    Portfolio management 12,320  29,051   30,038   32,273    97,825  19,021
    Other                  None    None    1,599     None     8,495   1,599

Subject to the provisions of the partnership agreement, the Partnership has agreed to advance the legal fees incurred by the General Partner in defending the Madison Partnership lawsuit discussed in Note 11 of Notes to Financial Statements.

8. Property Sales:

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

An environmental study of Evanston Plaza in 1997 identified certain environmental issues on the site including the presence of arsenic, lead and PNA's in the ground soil and vinyl chloride in the ground water. The Partnership filed a Remedial Action Plan ("RAP") with the Illinois Environmental Protection Agency ("IEPA"). In November 1998, the Partnership received a letter from the IEPA approving the RAP, as revised. The RAP contemplates the remediation of most of the contaminated ground soil at the property. However, there may be contaminated soil under certain parts of the center (principally under existing stores) that is not anticipated to be remediated under the RAP. Additionally, the contaminants present in the ground water are not required to, and therefore will not be, remediated under the RAP. The purchaser of the property has agreed to indemnify the Partnership for the first $3,700,000 of costs incurred in connection with the remediation of the property, including amounts expended by the purchaser for those items covered in the RAP. The purchaser of the property performed remediation at the property in 1999. The purchaser has not yet provided the Partnership with detailed information regarding the costs associated with the remediation. The purchaser was not required to, and in fact did not, remediate all contamination at the property. The Partnership believes it is unlikely that it would have any liability for the remaining environmental issues at the property. Limited Partners would not have any liability for any environmental costs regardless of whether such costs are incurred before or after dissolution of the Partnership.

(b) In May 1997, the Partnership sold the Gleneagles Apartments in an all cash sale for $13,300,000. From the proceeds of the sale, the Partnership paid $525,090 in selling costs. The basis of the property was $8,556,811 which is net of accumulated depreciation of $5,051,642. For financial statement purposes, the Partnership recognized a gain of $4,218,099 from the sale of this property.

9. Settlement Income:

(a) During 1999, the Partnership received $107,996 from settlements with former tenants at the Evanston Plaza Shopping Center. The settlements relate to rental income owed to the Partnership pursuant to the tenants' leases. These amounts have been recognized as settlement income for financial statement purposes.

(b) In 1997, the Partnership entered into a settlement agreement with the manufacturer of the roof at the Evanston Plaza Shopping Center relating to alleged defects. The Partnership received $276,068 in satisfaction of its claims. The amount received was recognized by the Partnership as settlement income for financial statement purposes.

10. Other Income:

The Partnership recognized other income of $5,266 in 1999 and $10,026 in 1997 in connection with partial refunds of prior years' insurance premiums relating to the Partnership's properties.

11. Contingency:

In May 1999, a lawsuit was filed, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. whereby the General Partner and certain affiliates have been named as defendants. The plaintiffs are entities that initiated tender offers to purchase and, in fact, purchased units in eleven affiliated partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreement and seeks the winding up of the affairs of the Partnership, the establishment of a liquidating trust, the appointment of an independent trustee for the trust and the distribution of a portion of the cash reserves to limited partners. On June 1, 1999 a second lawsuit was filed and was served on August 16, 1999, Sandra Dee vs. The Balcor Company, et al. The Dee complaint is virtually identical to the Madison Partnership complaint and on September 20, 1999 was consolidated into the Madison Partnership case. On January 19, 2000, a hearing was held on the defendants' motion to dismiss; the motion to dismiss was denied as to the Partnership. The defendants intend to vigorously contest these actions. It is not determinable at this time how the outcome of these actions will impact the remaining cash reserves of the Partnership.