Form 10-Q
period 2000-03-31
BALCOR EQUITY PENSION INVESTORS IV
filed 2000-05-09
CIK 796805

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000
                               --------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

2333 Waukegan Road, Suite 100
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

                                    BALANCE SHEETS
                         March 31, 2000 and December 31, 1999
                                     (Unaudited)

                                        ASSETS

                                             2000                1999
                                         ------------        ------------
Cash and cash equivalents                $  1,424,984        $  1,605,938
Accounts and accrued interest receivable        6,433               7,676
Prepaid expenses                                4,720
                                         ------------        ------------
                                         $  1,436,137        $  1,613,614
                                         ============        ============


                          LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $     79,852        $    120,757
Due to affiliates                              12,959             114,429
                                         ------------        ------------
    Total liabilities                          92,811             235,186
                                         ------------        ------------
Commitments and contingencies

Limited Partners' capital (185,486
  Interests issued and outstanding)         1,727,027           1,727,027
General Partner's deficit                    (383,701)           (348,599)
                                         ------------        ------------
    Total partners' capital                 1,343,326           1,378,428
                                         ------------        ------------
                                         $  1,436,137        $  1,613,614
                                         ============        ============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS - IV
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
                  for the quarters ended March 31, 2000 and 1999
                                   (Unaudited)

                                                   2000             1999
                                               ------------     ------------
Income:
  Interest on short-term investments           $     20,895     $     47,690
  Settlement income                                                  107,996
                                               ------------     ------------
    Total income                                     20,895          155,686
                                               ------------     ------------
Expenses:
  Administrative                                     55,997           88,304
                                               ------------     ------------
    Total expenses                                   55,997           88,304
                                               ------------     ------------
Net (loss) income                              $    (35,102)    $     67,382
                                               ============     ============
Net (loss) income allocated to
  General Partner                              $    (35,102)            None
                                               ============     ============
Net (loss) income allocated to
  Limited Partners                                     None     $     67,382
                                               ============     ============
Net (loss) income per Limited Partnership
  Interest (185,486 issued and oustanding)
  - Basic and Diluted                                  None     $       0.36
                                               ============     ============
Distribution to General Partner                        None     $     50,081
                                               ============     ============
Distribution to Limited Partners                       None     $  3,804,852
                                               ============     ============
Distribution per Limited Partnership
  Interest:

  Taxable                                              None     $      20.54
                                               ============     ============
  Tax-exempt                                           None     $      20.51
                                               ============     ============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS - IV
                        A REAL ESTATE LIMITED PARTNERSHIP
                        (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
                  for the quarters ended March 31, 2000 and 1999
                                   (Unaudited)

                                                      2000            1999
                                                 -------------    ------------
Operating activities:
  Net (loss) income                              $    (35,102)    $     67,382
  Adjustments to reconcile net (loss)
    income to net cash used in operating
    activities:
      Net change in:
        Accounts and accrued interest
          receivable                                    1,243            3,477
        Prepaid expenses                               (4,720)            (687)
        Accounts payable                              (40,905)        (120,764)
        Due to affiliates                            (101,470)          13,787
                                                 ------------     ------------
  Net cash used in operating activities              (180,954)         (36,805)
                                                 ------------     ------------
Investing activity:
  Release of escrow in connection with
    sale of property                                                    46,000
                                                                  ------------
  Cash provided by investing activity                                   46,000
                                                                  ------------
Financing activities:
  Distribution to Limited Partners                                  (3,804,852)
  Distribution to General Partner                                      (50,081)
                                                                  ------------
  Cash used in financing activities                                 (3,854,933)
                                                                  ------------
Net change in cash and cash equivalents              (180,954)      (3,845,738)

Cash and cash equivalents at beginning
  of year                                           1,605,938        5,525,151
                                                 ------------     ------------
Cash and cash equivalents at end of period       $  1,424,984     $  1,679,413
                                                 ============     ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 2000, and all such adjustments are of a normal and recurring nature.

(b) A reclassification has been made to the previously reported 1999 financial statements in order to provide comparability with the 2000 statements. This reclassification has not changed the 1999 results.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 2000 are:

                                       Paid         Payable
                                    ----------     ---------
   Reimbursement of expenses to
     the General Partner, at cost   $ 110,680      $ 12,959

3. Contingency:

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

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1986 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $46,371,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund one acquisition loan and acquire two real property investments. As of March 31, 2000, the Partnership has no loans outstanding or properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1999 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 2000 and 1999 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. However, during the first quarter of 1999, the Partnership recognized settlement income received in connection with amounts owed by former tenants at the Evanston Plaza Shopping Center. As a result, the Partnership recognized net income during the three months ended March 31, 1999 as compared to a net loss during the same period in 2000. Further discussion of the Partnership's operations is summarized below.

2000 Compared to 1999
---------------------

Discussions of fluctuations between 2000 and 1999 refer to the quarters ended March 31, 2000 and 1999.

As a result of higher cash balances in 1999 prior to a distribution to Limited Partners in February 1999, interest income on short-term investments decreased during 2000 as compared to 1999.

During January 1999 and March 1999, the Partnership received $105,000 and $2,996, respectively, from settlements with former tenants at the Evanston Plaza Shopping Center. The settlements relate to rental income owed to the Partnership pursuant to the tenants' leases. These amounts have been recognized as settlement income for financial statement purposes.

Primarily due to a decrease in accounting and legal fees, administrative expenses decreased during 2000 as compared to 1999.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $181,000 as of March 31, 2000 as compared to December 31, 1999 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

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

In 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of March 31, 2000, there was cash of $398,864 in the Repurchase Fund.

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

(27) Financial Data Schedule of the Registrant for the quarter ended March 31, 2000 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended March 31, 2000.

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


Date: May 9, 2000
      -----------