Form 10-Q
period 2000-06-30
BALCOR EQUITY PENSION INVESTORS IV
filed 2000-08-11
CIK 796805

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000
                               -------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                               BALANCE SHEETS
                     June 30, 2000 and December 31, 1999
                                 (Unaudited)

                                   ASSETS

                                            2000               1999
                                         -----------        -----------
Cash and cash equivalents                $1,392,309         $1,605,938
Accounts and accrued interest receivable      7,076              7,676
                                         -----------        -----------
                                         $1,399,385         $1,613,614
                                         ===========        ===========


                      LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                         $   56,400         $  120,757
Due to affiliates                             7,643            114,429
                                         -----------        -----------
    Total liabilities                        64,043            235,186
                                         -----------        -----------
Commitments and contingencies

Limited Partners' capital (185,486
  Interests issued and outstanding)       1,727,027          1,727,027

General Partner's deficit                  (391,685)          (348,599)
                                         -----------        -----------
    Total partners' capital               1,335,342          1,378,428
                                         -----------        -----------
                                         $1,399,385         $1,613,614
                                         ===========        ===========

The accompanying notes are an integral part of the financial statements.

                    BALCOR EQUITY PENSION INVESTORS - IV
                     A REAL ESTATE LIMITED PARTNERSHIP
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
              for the six months ended June 30, 2000 and 1999
                                (Unaudited)


                                                        2000        1999
                                                     ----------- -----------
Income:
  Interest on short-term investments                 $   42,133  $   67,781
  Settlement income                                                 107,996
  Other income                                            4,417       5,266
                                                     ----------- -----------
    Total income                                         46,550     181,043
                                                     ----------- -----------
Expenses:
  Administrative                                         89,636     141,020
                                                     ----------- -----------
    Total expenses                                       89,636     141,020
                                                     ----------- -----------
Net (loss) income                                    $  (43,086) $   40,023
                                                     =========== ===========
Net (loss) income allocated to
  General Partner                                    $  (43,086)       None
                                                     =========== ===========
Net (loss) income allocated to
  Limited Partners                                         None  $   40,023
                                                     =========== ===========
Net (loss) income per Limited Partnership
  Interest (185,486 issued and oustanding)
  - Basic and Diluted                                      None  $     0.22
                                                     =========== ===========
Distribution to General Partner                            None  $   50,081
                                                     =========== ===========
Distribution to Limited Partners                           None  $3,804,852
                                                     =========== ===========
Distribution per Limited Partnership
  Interest:

The accompanying notes are an integral part of the financial statements.

                     BALCOR EQUITY PENSION INVESTORS - IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
                 for the six months ended June 30, 2000 and 1999
                                  (Unaudited)
                                  (Continued)

                                                        2000         1999
                                                     ----------- -----------
  Taxable                                                 None   $    20.54
                                                     =========== ===========
  Tax-exempt                                              None   $    20.51
                                                     =========== ===========

The accompanying notes are an integral part of the financial statements.

                    BALCOR EQUITY PENSION INVESTORS - IV
                     A REAL ESTATE LIMITED PARTNERSHIP
                     (An Illinois Limited Partnership)

                     STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended June 30, 2000 and 1999
                                (Unaudited)


                                                        2000        1999
                                                     ----------- -----------
Income:
  Interest on short-term investments                 $   21,238  $   20,091
  Other income                                            4,417       5,266
                                                     ----------- -----------
    Total income                                         25,655      25,357
                                                     ----------- -----------
Expenses:
  Administrative                                         33,639      52,716
                                                     ----------- -----------
    Total expenses                                       33,639      52,716
                                                     ----------- -----------
Net loss                                             $   (7,984) $  (27,359)
                                                     =========== ===========
Net loss allocated to General Partner                $   (7,984)       None
                                                     =========== ===========
Net loss allocated to Limited Partners                     None  $  (27,359)
                                                     =========== ===========
Net loss per Limited Partnership Interest
  (185,486 issued and oustanding)
  - Basic and Diluted                                      None  $    (0.14)
                                                     =========== ===========

The accompanying notes are an integral part of the financial statements.

                    BALCOR EQUITY PENSION INVESTORS - IV
                     A REAL ESTATE LIMITED PARTNERSHIP
                     (An Illinois Limited Partnership)

                          STATEMENTS OF CASH FLOWS
              for the six months ended June 30, 2000 and 1999
                                (Unaudited)

                                                        2000        1999
                                                     ----------- -----------
Operating activities:
  Net (loss) income                                  $  (43,086) $   40,023
  Adjustments to reconcile net (loss)
    income to net cash used in operating
    activities:
      Net change in:
        Accounts and accrued interest
          receivable                                        600      10,902
        Accounts payable                                (64,357)   (120,296)
        Due to affiliates                              (106,786)     27,423
                                                     ----------- -----------
  Net cash used in operating activities                (213,629)    (41,948)
                                                     ----------- -----------
Investing activity:
  Release of escrow in connection with
    sale of property                                                 46,000
                                                                 -----------
  Cash provided by investing activity                                46,000
                                                                 -----------
Financing activities:
  Distribution to Limited Partners                               (3,804,852)
  Distribution to General Partner                                   (50,081)
                                                                 -----------
  Cash used in financing activities                              (3,854,933)
                                                                 -----------
Net change in cash and cash equivalents                (213,629) (3,850,881)
Cash and cash equivalents at beginning
  of year                                             1,605,938   5,525,151
                                                     ----------- -----------
Cash and cash equivalents at end of period           $1,392,309  $1,674,270
                                                     =========== ===========

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 2000, and all such adjustments are of a normal and recurring nature.

(b) A reclassification has been made to the previously reported 1999 financial statements in order to provide comparability with the 2000 statements. This reclassification has not changed the 1999 results.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 2000 are:

                                              Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   --------- ----------

   Reimbursement of expenses to
     the General Partner, at cost    $ 122,268      $ 11,588   $ 7,643


3. Other Income:

During the quarter ended June 30, 2000, the Partnership received $4,417 in connection with a partial refund of a prior year's real estate taxes and a utility deposit refund, both related to the Evanston Plaza Shopping Center, which was sold in 1998. This amount has been recognized as other income for financial statement purposes.

4. Contingency:

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

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-IV A Real Estate Limited Partnership (the "Partnership") is a limited partnership formed in 1986 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $46,371,500 through the sale of Limited Partnership Interests and utilized these proceeds to fund one acquisition loan and acquire two real property investments. The Partnership sold its final real estate investment in December 1998.

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

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 2000 and 1999 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. During the first quarter of 1999, the Partnership recognized settlement income in connection with amounts owed by former tenants at the Evanston Plaza Shopping Center. As a result, the Partnership recognized net income during the six months ended June 30, 1999 as compared to a net loss during the same period in 2000. As a result of lower administrative expenses, the Partnership's net loss decreased during the quarter ended June 30, 2000 as compared to the same period in 1999. Further discussion of the Partnership's operations is summarized below.

2000 Compared to 1999
---------------------

Unless otherwise noted, discussions of fluctuations between 2000 and 1999 refer to both the six months and quarters ended June 30, 2000 and 1999.

As a result of higher cash balances in 1999 prior to a distribution to Limited Partners in February 1999, interest income on short-term investments decreased during the six months ended June 30, 2000 as compared to the same period in 1999. The decrease was partially offset by higher interest rates in 2000.

During January 1999 and March 1999, the Partnership received $105,000 and $2,996, respectively, from settlements with former tenants at the Evanston Plaza Shopping Center. The settlements relate to rental income owed to the Partnership pursuant to the tenants' leases. These amounts have been recognized as settlement income for financial statement purposes.

During the quarter ended June 30, 2000, the Partnership received $4,417 in connection with a partial refund of a prior year's real estate taxes and a utility deposit refund, both related to the Evanston Plaza Shopping Center, which was sold in 1998. During April 1999, the Partnership received $5,266 in connection with a partial refund of a prior year's insurance premium related to the Evanston Plaza Shopping Center. These amounts have been recognized as other income for financial statement purposes.

Primarily due to a decrease in accounting, legal, consulting and portfolio management fees, administrative expenses decreased during 2000 as compared to 1999.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $214,000 as of June 30, 2000 as compared to December 31, 1999 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

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

In 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of June 30, 2000, there was cash of $398,864 in the Repurchase Fund.

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

(27) Financial Data Schedule of the Registrant for the six months ended June 30, 2000 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended June 30, 2000.

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


Date: August 11,2000
      -----------------