Form 10-Q
period 2000-09-30
BALCOR EQUITY PENSION INVESTORS IV
filed 2000-11-13
CIK 796805

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000
                               ------------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                             BALANCE SHEETS

                September 30, 2000 and December 31, 1999
                               (Unaudited)


                                 ASSETS

                                                  2000          1999
                                              -----------   -----------
Cash and cash equivalents                     $1,384,601    $1,605,938
Accounts and accrued interest receivable           7,263         7,676
                                              -----------   -----------
                                              $1,391,864    $1,613,614
                                              ===========   ===========

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $   56,941    $  120,757
Due to affiliates                                  9,904       114,429
                                              -----------   -----------
    Total liabilities                             66,845       235,186
                                              -----------   -----------
Commitments and contingencies

Limited Partners' capital (185,486
  Interests issued and outstanding)            1,727,027     1,727,027
General Partner's deficit                       (402,008)     (348,599)
                                              -----------   -----------
    Total partners' capital                    1,325,019     1,378,428
                                              -----------   -----------
                                              $1,391,864    $1,613,614
                                              ===========   ===========

The accompanying notes are an integral part of the financial statements.


                  BALCOR EQUITY PENSION INVESTORS - IV

                    A REAL ESTATE LIMITED PARTNERSHIP
                    (An Illinois Limited Partnership)

                    STATEMENTS OF INCOME AND EXPENSES

          for the nine months ended September 30, 2000 and 1999
                               (Unaudited)


                                                2000           1999
                                            -----------    -----------
Income:

  Interest on short-term investments        $   64,464     $   87,909
  Settlement income                                           107,996
  Other income                                   5,673          5,266
                                            -----------    -----------
    Total income                                70,137        201,171
                                            -----------    -----------
Expenses:
  Administrative                               123,546        207,096
                                            -----------    -----------
    Total expenses                             123,546        207,096
                                            -----------    -----------
Net loss                                    $  (53,409)    $   (5,925)
                                            ===========    ===========
Net loss allocated to General Partner       $  (53,409)           None
                                            ===========    ===========
Net loss allocated to Limited Partners             None    $   (5,925)
                                            ===========    ===========
Net loss per Limited Partnership Interest
  (185,486 issued and oustanding)
  - Basic and Diluted                              None    $    (0.03)
                                            ===========    ===========
Distribution to General Partner                    None    $   50,081
                                            ===========    ===========
Distribution to Limited Partners                   None    $3,804,852
                                            ===========    ===========

The accompanying notes are an integral part of the financial statements.


                 BALCOR EQUITY PENSION INVESTORS - IV

                 A REAL ESTATE LIMITED PARTNERSHIP
                 (An Illinois Limited Partnership)

                 STATEMENTS OF INCOME AND EXPENSES

       for the nine months ended September 30, 2000 and 1999
                               (Unaudited)
                               (Continued)


                                                 2000         1999
                                              ----------    -----------

Distribution per Limited Partnership
  Interest:

  Taxable                                            None   $    20.54
                                              ===========   ===========
  Tax-exempt                                         None   $    20.51
                                              ===========   ===========

The accompanying notes are an integral part of the financial statements.


                        BALCOR EQUITY PENSION INVESTORS - IV

                         A REAL ESTATE LIMITED PARTNERSHIP
                         (An Illinois Limited Partnership)

                         STATEMENTS OF INCOME AND EXPENSES

                 for the quarters ended September 30, 2000 and 1999
                                    (Unaudited)


                                                      2000             1999
                                                 -----------      -----------
Income:

  Interest on short-term investments             $   22,331       $   20,128
  Other income                                        1,256
                                                 -----------      -----------
    Total income                                     23,587           20,128
                                                 -----------      -----------
Expenses:

  Administrative                                     33,910           66,076
                                                 -----------      -----------
    Total expense                                    33,910           66,076
                                                 -----------      -----------
Net loss                                         $  (10,323)      $  (45,948)
                                                 ===========      ===========
Net loss allocated to General Partner            $  (10,323)            None
                                                 ===========      ===========
Net loss allocated to Limited Partners                  None      $  (45,948)
                                                 ===========      ===========
Net loss per Limited Partnership Interest
  (185,486 issued and oustanding)
  - Basic and Diluted                                   None      $    (0.25)
                                                 ===========      ===========

The accompanying notes are an integral part of the financial statements.


                        BALCOR EQUITY PENSION INVESTORS - IV

                         A REAL ESTATE LIMITED PARTNERSHIP
                         (An Illinois Limited Partnership)

                              STATEMENTS OF CASH FLOWS

               for the nine months ended September 30, 2000 and 1999
                                    (Unaudited)

                                                      2000             1999
                                                  -----------     -----------
Operating activities:
  Net loss                                        $  (53,409)     $   (5,925)

  Adjustments to reconcile net loss
    to net cash used in operating
    activities:

      Net change in:
        Accounts and accrued interest
          receivable                                     413          12,231
        Accounts payable                             (63,816)       (124,524)
        Due to affiliates                           (104,525)         53,674
                                                  -----------     -----------
  Net cash used in operating activities             (221,337)        (64,544)
                                                  -----------     -----------
Investing activity:

  Release of escrow in connection with
    sale of property                                                  46,000
                                                                  -----------
  Cash provided by investing activity                                 46,000
                                                                  -----------
Financing activities:

  Distribution to Limited Partners                                (3,804,852)
  Distribution to General Partner                                    (50,081)
                                                                  -----------
  Cash used in financing activities                               (3,854,933)
                                                                  -----------
Net change in cash and cash equivalents             (221,337)     (3,873,477)
Cash and cash equivalents at beginning
  of year                                          1,605,938       5,525,151
                                                  -----------     -----------
Cash and cash equivalents at end of period        $1,384,601      $1,651,674
                                                  ===========     ===========

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-IV
                       A REAL ESTATE LIMITED PARTNERSHIP
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 2000, and all such adjustments are of a normal and recurring nature.

(b) A reclassification has been made to the previously reported 1999 financial statements in order to provide comparability with the 2000 statements. This reclassification has not changed the 1999 results.

2. Partnership Termination:

As previously reported, the Partnership sold its final real estate asset in December 1998. The Partnership has continued in existence since that time as a result of several contingencies. First, a class action lawsuit, the Dee vs. Walton Capital Acquisition II, LLC matter, was pending. Second, the Partnership was considering the possibility of filing a lawsuit against certain third parties for costs spent in performing environmental remediation at Evanston Plaza Shopping Center. Third, $543,929 of the proceeds from the sale of Evanston Plaza Shopping Center had been placed in escrow to be paid to the Partnership or the buyer of the property depending on the outcome of certain issues related to real estate taxes, of which $26,278 was released in 1999.

At this time, the general partner has decided to dissolve the Partnership in December 2000 and make a final distribution of all remaining cash reserves to the limited partners. The contingencies described above have been resolved by the general partner as follows. First, the Dee vs. Walton Capital Acquisition II, LLC lawsuit was dismissed by the Illinois Supreme Court in April 1999 in favor of the Partnership. Second, the general partner has decided that it would not be in the best interests of the Partnership to file a lawsuit against third parties for the environmental contamination at Evanston Plaza Shopping Center. This decision was made for several reasons. The amount that could be recovered in such a lawsuit is limited to the amount actually spent on remediation of the contamination, plus certain costs. The amount actually spent on remediation was less than the general partner anticipated would be spent on remediation. This, combined with the likelihood that such litigation would take four or more years to complete, the legal and other costs that the Partnership would need to incur in pursuing such a lawsuit, as well as the inherent uncertainties involved in any lawsuit, caused the general partner to conclude that such a lawsuit would not be in the best interests of the Partnership. Third, while the issues relating to the escrow of sale proceeds have not been resolved and the money remains in escrow, the general partner has voluntarily agreed to give the Partnership $470,600 in order for the limited partners to be made whole on this amount. This amount represents the current principal balance in the escrow of $517,651 less $47,051 owed to the purchaser of the property. Limited partners will also receive from the general partner an amount equal to the interest earned on the escrow amount. The general partner will continue to seek a resolution of the escrow with the purchaser in order to recoup this amount. However, it should be noted that the general partner can not receive from the escrow more principal than it has given to the Partnership on this matter, and may in fact receive substantially less than this amount.

The Madison Partnership litigation, which was filed in 1999, is still pending. The general partner does not consider this litigation to be a matter that would preclude dissolution of the Partnership.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the nine months and quarter ended September 30, 2000 are:

                                              Paid
                                    -------------------------

                                     Nine Months    Quarter    Payable
                                    ------------   --------- ----------

   Reimbursement of expenses to
     the General Partner, at cost    $ 129,911      $ 7,643    $ 9,904

4. Other Income:

During the nine months ended September 30, 2000, the Partnership received $5,673 in connection with partial refunds of prior years' real estate taxes and a utility deposit refund related to the Evanston Plaza Shopping Center, which was sold in 1998. These amounts have been recognized as other income for financial statement purposes.

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

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 2000 and 1999 consisted primarily of administrative expenses which were partially offset by interest income earned on short-term investments. During the first quarter of 1999, the Partnership recognized settlement income in connection with amounts owed by former tenants at the Evanston Plaza Shopping Center. As a result, the Partnership's net loss increased during the nine months ended September 30, 2000 as compared to the same period in 1999. This increase was partially offset by lower administrative expenses. The Partnership's net loss decreased during the quarter ended September 30, 2000 as compared to the same period in 1999 primarily as a result of lower administrative expenses. Further discussion of the Partnership's operations is summarized below.

2000 Compared to 1999
---------------------

Unless otherwise noted, discussions of fluctuations between 2000 and 1999 refer to both the nine months and quarters ended September 30, 2000 and 1999.

As a result of higher cash balances in 1999 prior to a distribution to Limited Partners in February 1999, interest income on short-term investments decreased during the nine months ended September 30, 2000 as compared to the same period in 1999. This decrease was partially offset by higher interest rates in 2000, which resulted in an increase in interest income on short-term investments during the quarter ended September 30, 2000 as compared to the same period in 1999.

During January 1999 and March 1999, the Partnership received $105,000 and $2,996, respectively, from settlements with former tenants at the Evanston

Plaza Shopping Center. The settlements relate to rental income owed to the Partnership pursuant to the tenants' leases. These amounts have been recognized as settlement income for financial statement purposes.

During the nine months ended September 30, 2000, the Partnership received $5,673 in connection with partial refunds of prior years' real estate taxes and a utility deposit refund related to the Evanston Plaza Shopping Center, which was sold in 1998. During April 1999, the Partnership received $5,266 in connection with a partial refund of a prior year's insurance premium related to the Evanston Plaza Shopping Center. These amounts have been recognized as other income for financial statement purposes.

Primarily due to a decrease in accounting, legal, consulting and portfolio management fees, administrative expenses decreased during 2000 as compared to 1999.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $221,000 as of September 30, 2000 as compared to December 31, 1999 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

As previously reported, the Partnership sold its final real estate asset in December 1998. The Partnership has continued in existence since that time as a result of several contingencies. First, a class action lawsuit, the Dee vs. Walton Capital Acquisition II, LLC matter, was pending. Second, the Partnership was considering the possibility of filing a lawsuit against certain third parties for costs spent in performing environmental remediation at Evanston Plaza Shopping Center. Third, $543,929 of the proceeds from the sale of Evanston Plaza Shopping Center had been placed in escrow to be paid to the Partnership or the buyer of the property depending on the outcome of certain issues related to real estate taxes, of which $26,278 was released in 1999.

At this time, the general partner has decided to dissolve the Partnership in December 2000 and make a final distribution of all remaining cash reserves to the limited partners. The contingencies described above have been resolved by the general partner as follows. First, the Dee vs. Walton Capital Acquisition II, LLC lawsuit was dismissed by the Illinois Supreme Court in April 1999 in favor of the Partnership. Second, the general partner has decided that it would not be in the best interests of the Partnership to file a lawsuit against third parties for the environmental contamination at Evanston Plaza Shopping Center. This decision was made for several reasons. The amount that could be recovered in such a lawsuit is limited to the amount actually spent on remediation of the contamination, plus certain costs. The amount actually spent on remediation was less than the general partner anticipated would be spent on remediation. This, combined with the likelihood that such litigation would take four or more years to complete, the legal and other costs that the Partnership would need to incur in pursuing such a lawsuit, as well as the inherent uncertainties involved in any lawsuit, caused the general partner to conclude that such a lawsuit would not be in the best interests of the Partnership. Third, while the issues relating to the escrow of sale proceeds have not been resolved and the money remains in escrow, the general partner has voluntarily agreed to give the

Partnership $470,600 in order for the limited partners to be made whole on this amount. This amount represents the current principal balance in the escrow of $517,651 less $47,051 owed to the purchaser of the property. Limited partners will also receive from the general partner an amount equal to the interest earned on the escrow amount. The general partner will continue to seek a resolution of the escrow with the purchaser in order to recoup this amount. However, it should be noted that the general partner can not receive from the escrow more principal than it has given to the Partnership on this matter, and may in fact receive substantially less than this amount.

The Madison Partnership litigation, which was filed in 1999, is still pending. The general partner does not consider this litigation to be a matter that would preclude dissolution of the Partnership.

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

In 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of September 30, 2000, there was cash of $398,864 in the Repurchase Fund.

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

(27) Financial Data Schedule of the Registrant for the nine months ended September 30, 2000 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended September 30, 2000.

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


Date: November 13, 2000
      ------------------